Form 10-Q
period 1996-09-30
GRADALL INDUSTRIES INC
filed 1996-11-12
CIK 1017136

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[ X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1996


[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

                       Commission file number: 001-12049

                            Gradall Industries, Inc.
             (Exact name of registrant as specified in its charter)

                 Delaware                             36-3381606
    (State or other jurisdiction of      (I.R.S. Employer Identification No.)
    incorporation or organization)

                406 Mill Avenue S. W., New Philadelphia, OH 44663
                    (Address of principal executive offices)

                                 (330) 339-2211
              (Registrant's telephone number, including area code)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        Yes                       No    X (A)
             ------------             -----------

       (A) Filing requirements began with the initial public offering on September 3, 1996

               Number of shares outstanding at September 30, 1996

                    Common Stock, $.001 par value: 8,939,294

                            GRADALL INDUSTRIES, INC.

                                    FORM 10-Q

                        QUARTER ENDED SEPTEMBER 30, 1996


                                      Index
                                                                          Page

PART I    FINANCIAL INFORMATION

             Item 1 --  Consolidated Financial Statements                   1

             Item 2 --  Management's Discussion and Analysis of
                        Financial Condition and Results of Operations       6

PART II   OTHER INFORMATION

             Item 1 --  Legal Proceedings                                  10

             Item 6 --  Exhibits and Reports on Form 8-K                   10

             Signatures                                                    10

PART I - FINANCIAL INFORMATION

     Item 1. Consolidated Financial Statements

                   GRADALL INDUSTRIES, INC., AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                  (Dollars in Thousands, Except Per Share Data)

                                           Unaudited             Unaudited
                                     --------------------  --------------------
                                      Three Months Ended      Nine Months Ended
                                         September 30            September 30
                                     --------------------  --------------------
                                         1996       1995       1996       1995
                                     ---------  ---------  ---------  ---------
Net sales .........................  $  35,205  $  26,593  $ 104,841  $  88,917
Cost of sales .....................     26,941     20,703     80,594     69,396
                                     ---------  ---------  ---------  ---------
Gross profit ......................      8,264      5,890     24,247     19,521

Operating expenses:
    Engineering ...................        727        627      2,286      1,887
    Selling and marketing .........      1,494      1,400      4,853      3,907
    Administrative ................      1,469      1,276      4,011      3,497
                                     ---------  ---------  ---------  ---------
Operating income ..................      4,574      2,587     13,097     10,230

Interest expense ..................        755        250      2,805        704
Other, net ........................        373        240      1,048        693
                                     ---------  ---------  ---------  ---------
Income before provision for taxes        3,446      2,097      9,244      8,833

Income tax provision ..............      1,351        751      3,623      3,167
                                     ---------  ---------  ---------  ---------
Income before extraordinary charge       2,095      1,346      5,621      5,666

Extraordinary charge ..............        973                   973
                                     ---------  ---------  ---------  ---------
Net income ........................  $   1,122  $   1,346  $   4,648  $   5,666
                                     =========  =========  =========  =========

Net income per share:
    Before extraordinary charge ...  $     .30  $     .24  $     .89  $    1.02
                                     =========  =========  =========  =========
    After extraordinary charge ....  $     .16  $     .24  $     .74  $    1.02
                                     =========  =========  =========  =========

Weighted average shares outstanding  6,887,120  5,540,000  6,290,754  5,540,000
                                     =========  =========  =========  =========


        The accompanying notes are an integral part of these consolidated financial statements.

                    GRADALL INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)
                                                             Unaudited
                                                       --------------------
                                                           September 30
                                                       --------------------
                                                          1996       1995
                                                       --------    --------
                      ASSETS
Current assets:
   Cash ............................................   $  1,057    $  1,537
   Accounts receivable - trade, net
     of allowance for doubtful accounts ............     18,542      12,151
   Inventories .....................................     17,775      18,510
   Prepaid expenses and deferred charges ...........        540         429
   Deferred income taxes ...........................      1,371       1,371
                                                       --------    --------
        Total current assets .......................     39,285      33,998
Deferred income taxes ..............................      5,368       5,143
Property, plant and equipment, net .................     11,165      10,619
Other assets .......................................      1,526       2,264
                                                       --------    --------
        Total assets ...............................   $ 57,344    $ 52,024
                                                       ========    ========

         LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion long term debt ..................   $    168    $  1,522
   Accounts payable - trade ........................     12,715      14,672
   Accrued other expenses:
     Income taxes ..................................         99      (2,156)
     Other .........................................      8,476       9,225
                                                       --------    --------
        Total current liabilities ..................     21,458      23,263
                                                       --------    --------
Long term obligations:
   Long-term debt, net of current portion ..........     13,284      36,400
   Accrued post-retirement benefit cost ............     14,487      13,824
   Other long term liabilities .....................      1,656       1,656
                                                       --------    --------
        Total long term obligations ................     29,427      51,880
                                                       --------    --------
        Total liabilities ..........................     50,885      75,143
                                                       --------    --------
Stockholders' equity:
   Common shares, $.001 par value; 18,000,000 shares
     authorized; 8,939,294 and 5,540,000 issued and
     outstanding in 1996 and 1995 ..................          9           1
   Additional paid-in capital ......................     38,921      11,999
   Accumulated (deficit) surplus ...................    (32,471)    (35,119)
                                                       --------    --------
        Total stockholders' equity (deficit)........      6,459     (23,119)
                                                       --------    --------
        Total liabilities and stockholders' equity .   $ 57,344    $ 52,024
                                                       ========    ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.


                   GRADALL INDUSTRIES, INC., AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                                               Unaudited
                                                         --------------------
                                                           Nine Months Ended
                                                              September 30
                                                         --------------------
                                                           1996        1995
                                                         --------    --------
Operating Activities:
   Net income ........................................   $  4,648    $  5,666
   Adjustments to reconcile net income to net
    cash provided by operating activities:
      Extraordinary charge, before tax benefit .......      1,595
      Post-retirement benefit transition obligation ..        663         585
      Depreciation and amortization ..................      1,286         804
      Deferred income taxes ..........................       (225)       (198)
      Increase in accounts receivable ................     (6,391)     (3,076)
      Decrease/(increase) in inventory ...............        735      (4,018)
      Increase in prepaid expenses ...................       (111)        (83)
      (Increase)/decrease in other assets ............       (186)         90
      (Decrease)/increase in accounts payable
       and accrued expenses ..........................       (451)      2,992
      Decrease in accrued other long-term liabilities.                   (129)
                                                         --------    --------
       Net cash provided by operating activities .....      1,563       2,633
                                                         --------    --------
Investing Activities:
   Purchase of property, plant and equipment .........     (1,535)     (2,767)
                                                         --------    --------
Financing Activities:
   Net proceeds from initial public offering .........     26,929           -
   Payment of term debt ..............................    (10,000)       (557)
   Payment of subordinated debt ......................    (10,000)
   Net reduction in revolver .........................     (5,303)
   Net borrowings under lines of credits .............                    133
   Redemption of preferred stock .....................     (2,000)
   Repayments on capital leases ......................       (134)        (69)
   New capital lease debt ............................                    467
                                                         --------    --------
       Net cash used in financing activities .........       (508)        (26)
                                                         --------    --------
       Net decrease in cash ..........................       (480)       (160)
Cash at beginning of year ............................      1,537         160
                                                         --------    --------
Cash at end of period ................................   $  1,057    $      -
                                                         ========    ========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   GRADALL INDUSTRIES, INC., AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       BASIS OF PRESENTATION:

         Reference is made to the audited financial statements included in the Company's registration statement, as amended, on Form S-1 dated August 28, 1996, (No. 333-0677) for the years ended December 31, 1995 and 1994.

         The unaudited interim financial information as of September 30, 1996, and for the nine months ended September 30, 1996 and 1995, has been prepared on the same basis as the audited financial statements. In the opinion of management, such unaudited information includes all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the interim information. Operating results for the nine months ended September 30, 1996, are not necessarily indicative of the results that may be expected for the entire year ending December 31, 1996.

2.       INVENTORIES:

         Inventories were comprised of:

                  Raw materials            $   1,069       $     936
                  Work in process             17,008          16,585
                  Finished goods               5,518           6,150
                                           ---------       ---------
                                              23,595          23,671
                  LIFO reserve                (5,820)         (5,161)
                                           ---------       ---------
                  Total inventory          $  17,775       $  18,510
                                           =========       =========


3.       PUBLIC OFFERING:

         On September 3, 1996, the Company completed an initial public offering in which 2,950,000 shares of common stock were issued for a total sum of $29.5 million. Expenses incurred in connection with the issue approximated $2.6 million. The net proceeds of the offering were used as follows:

                   Repay outstanding term debt            $  9,550
                   Repay subordinate debt                   10,000
                   Redeem preferred stock                    2,000
                   Reduce revolving credit liability         5,379

         The early repayment of the term debt and subordinated debt resulted in the write off of $723 of deferred financing costs and unamortized discount on the subordinated debt of $872 which have been accounted for as an extraordinary charge resulting from early extinguishment of debt net of applicable income taxes of $622.

         In connection with the offering, the Company increased the number of its authorized shares of common stock from 2,200 to 18,000,000 and effected a 5,540 to 1 stock split. Share data in the accompanying financial statements have been restated to reflect these changes.

4.       CONTINGENCIES:

         In July 1996 the Company entered into a binding settlement with respect to certain litigation with a distributor. As of September 30, 1996, the Company had fully accrued such cost in its historical financial statements.

      Item 2.  Management's Discussion and Analysis of Financial Condition
                     and Results of Operations

RESULTS OF OPERATIONS

Three months ended September 30, 1996, compared to three months ended September 30, 1995:

Net Sales: Net sales for the three months ended September 30, 1996, were $35.2 million, an increase of $8.6 million or 32.4% compared to $26.6 million for the three months ended September 30, 1995. The increase in net sales was attributable to a significant increase in unit volume of material handlers.

Gross Profit: Gross profit for the three months ended September 30, 1996, was $8.3 million, an increase of $2.4 million or 40.3%, compared to $5.9 million for the three months ended September 30, 1995. Gross profit as a percentage of net sales increased to 23.5% for the three months ended September 30, 1996, from 22.1% for the three months ended September 30, 1995, primarily due to improved production efficiencies and economies of higher production volume.

Engineering: Engineering expense for the three months ended September 30, 1996, was $0.7 million, an increase of $0.1 million or 15.9%, compared to $0.6 million for the three months ended September 30, 1995. This increase was due to the addition of engineering personnel to support new product development.

Selling and Marketing: Selling and marketing expenses for the three months ended September 30, 1996, were $1.5 million, an increase of $0.1 million or 6.7%, compared to $1.4 million for the three months ended September 30, 1995. This increase was primarily attributable to the addition of a field service representative and a service parts sales representative.

Administrative: Administrative expenses for the three months ended September 30, 1996, were $1.5 million, an increase of $0.2 million or 15.1%, compared to $1.3 million for the three months ended September 30, 1995. This increase was primarily attributable to various timing adjustments on insurance payments and employee benefits.

Interest Expense: Interest expense for the three months ended September 30, 1996, was $0.8 million, an increase of $0.5 million or 202.0%, compared to $0.3 million for the three months ended September 30, 1995. This increase in interest expense was due to increased borrowings in connection with the October 1995 recapitalization of the Company.

Income Tax Provision: Income tax expense for the three months ended September 30, 1996, was $1.4 million, an increase of $0.6 million or 79.9%, compared to $0.8 million for the three months ended September 30, 1995, and represented an effective tax rate of 39.2% and 35.8%, respectively.

Income Before Extraordinary Charge: Income before extraordinary charge for the three months ended September 30, 1996, was $2.1 million, an increase of $0.7 million or 55.6%, compared to $1.3 million for the three months ended September 30, 1995. This increase was attributable to the increased sales volume.

Extraordinary Charge: An extraordinary charge of $1.0 million, net of taxes, related to early extinguishment of debt was incurred in September 1996 to write off unamortized deferred financing costs and the discount on subordinated debt which were paid off with the proceeds from the initial public offering which was completed on September 3, 1996.

Earnings Per Share After Extraordinary Charge: Earnings per share after extraordinary charge decreased to $0.16 for the three months ended September 30, 1996, from $0.24 for the three months ended September 30, 1995, principally as a result of the extraordinary charge described above and a higher number of shares outstanding from the initial public offering.

Nine months ended September 30, 1996, compared to nine months ended September 30, 1995:

Net Sales: Net sales for the nine months ended September 30, 1996, were $104.8 million, an increase of $15.9 million or 17.9% compared to $88.9 million for the nine months ended September 30, 1995. The increase in net sales was substantially attributable to a significant increase in unit volume of material handlers.

Gross Profit: Gross profit for the nine months ended September 30, 1996, amounted to $24.2 million, an increase of $4.7 million or 24.2% compared to $19.5 million for the nine months ended September 30, 1995. Gross profit as a percentage of net sales increased to 23.1% for the nine months ended September 30, 1996, from 22.0% for the nine months ended September 30, 1995, primarily due to improved production efficiencies and the economics of higher production volume.

Engineering: Engineering expense for the nine months ended September 30, 1996, was $2.3 million, an increase of $0.4 million or 21.1% compared to $1.9 million for the nine months ended September 30, 1995. This increase was due to the addition of engineering personnel to support new product development.

Selling and Marketing: Selling and marketing expenses for the nine months ended September 30, 1996, were $4.9 million, an increase of $0.9 million or 24.2% compared to $3.9 million for the nine months ended September 30, 1995. This increase was primarily attributable to the expenses related to the 1996 ConExpo, a major trade show held every three years, and marketing costs tied to the increased sales volume.

Administrative: Administrative expenses for the nine months ended September 30, 1996, were $4.0 million, an increase of $0.5 million or 14.7% compared to $3.5 million for the nine months ended September 30, 1995. This increase was primarily attributable to higher legal expenses in connection with the settlement of litigation and the addition of professional employees to support quality control and management information systems.

Interest Expense: Interest expense for the nine months ended September 30,1996, was $2.8 million, an increase of $2.1 million or 298.4% compared to $0.7 million for the nine months ended September 30, 1995. This increase in interest expense was due to increased borrowings in connection with the October 1995 recapitalization.

Income Tax Provision: Income tax expense for the nine months ended September 30, 1996, was $3.6 million, an increase of $0.5 million or 14.4% compared to $3.2 million for the nine months ended September 30, 1995, and represented an effective tax rate of 39.2% and 35.9%, respectively.

Income Before Extraordinary Charge: Income before extraordinary charge was approximately the same for both nine month periods. The higher level of sales in the nine months ended September 30, 1996, generated higher operating margins which were offset by the additional interest cost related to the debt incurred with the recapitalization on October 13, 1995.

Extraordinary Charge: An extraordinary charge of $1.0 million, net of taxes, related to early extinguishment of debt was incurred in September 1996 to write off unamortized deferred financing costs and the discount on subordinated debt which were paid off with the proceeds from the initial public offering on September 3, 1996.

Earnings Per Share After Extraordinary Charge: Earnings per share after extraordinary charge decreased to $0.74 for the nine months ended September 30, 1996, from $1.02 for the nine months ended September 30, 1995, principally as a result of the extraordinary charge described above and a higher number of shares outstanding from the initial public offering.

LIQUIDITY AND CAPITAL RESOURCES

The Company generated net cash from operating activities of $1.6 million for the first nine months of 1996. Net cash from operating activities resulted primarily from $4.6 million of net income, $1.3 million of depreciation, $0.4 million of post retirement benefit net of deferred taxes, and a $1.6 million extraordinary charge to write off unamortized deferred financing costs and the discount on subordinated debt which were paid off with proceeds from the initial public offering on September 3, 1996. The sum of these operating activities prior to changes in working capital totaled $7.9 million and was partially offset by $6.4 million of net cash used by changes in operating assets and liabilities, primarily due to an increase in accounts receivable in support of the Company's revenue growth.

For the first nine months of 1996, net cash invested in purchases of property and equipment was $1.5 million. For the year ended December 31, 1996, the Company expects that purchases of property and equipment will be approximately $4.2 million.

For the first nine months of 1996, net cash used by financing activities was $508,000 resulting from the proceeds from the initial public offering less the pay down of bank debt and redemption of preferred stock.

A substantial amount of the Company's working capital is invested in accounts receivable and inventories. The Company periodically reviews accounts receivable for noncollectibility and inventories for obsolescence and establishes allowances it believes are appropriate.

As of September 30, 1996, the Company has borrowed $12.8 million of its $22 million bank revolving credit facility which is secured by most of the assets of the Company. Interest is calculated, at the Company's option, at LIBOR plus 1.0% or a commercial bank's base rate less 0.5% and requires a commitment fee of 0.25% per annum on the unused portion of the revolving credit commitment. At September 30, 1996, $9.2 million was available for future borrowings under the revolver and the Company was in compliance with all financial covenants. The Company is in the process of revising the terms of its senior credit facility which will increase the facility amount and provide greater financial flexibility to the Company. The present facility expires October 13, 2000.

The Company believes that cash flows from operations and funds available under its revolving credit facility will be adequate to fund its working capital and capital expenditure requirements for the foreseeable future.

PART II - OTHER INFORMATION

     Item 1.  Legal Proceedings

       See Footnote No. 4, Contingencies, in Part I - Financial Information.


     Item 6.  Exhibits and Reports on Form 8-K

       a)  Exhibits:  None

       b)  Reports on Form 8-K filed for the three months ended
            September 30, 1996:  None


                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                Gradall Industries, Inc.


Date: November 12, 1996         By:  /s/  Barry L. Phillips
                                          President and Chief Executive Officer


Date: November 12, 1996         By:  /s/  Bruce A. Jonker
                                          Chief Financial Officer