Form 10-K
period 1996-12-31
GRADALL INDUSTRIES INC
filed 1997-03-31
CIK 1017136

SECURITIES AND EXCHANGE COMMISSION
                           Washington,  D.C.    20549

                                  FORM  10-K

[x]          ANNUAL  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)
        OF  THE  SECURITIES  EXCHANGE  ACT  OF  1934
          FOR  THE  FISCAL  YEAR  ENDED  DECEMBER  31,  1996
                                            OR
[  ]          TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)
        OF  THE  SECURITIES  EXCHANGE  ACT  OF  1934
         FOR  THE  TRANSITION  PERIOD  FROM  ______  TO  _________

Commission  File  No.  001-12049

                           GRADALL INDUSTRIES, INC.
            (Exact name of registrant as specified in its charter)

                 DELAWARE                        36-3381606
    (State  or  other jurisdiction of         (I.R.S.  Employer
      incorporation or organization)         Identification  Number)

  406 MILL AVENUE S.W., NEW PHILADELPHIA, OHIO                      44663
   (Address of principal executive offices)                       (Zip Code)

      Registrant's telephone number, including area code: (330) 339-2211

       Securities registered pursuant to Section 12(b) of the Act:  NONE

          Securities registered pursuant to Section 12(g) of the Act:
                         COMMON STOCK, $.001 PAR VALUE
                               (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such  filing  requirements  for  the  past  90  days.    Yes    X      No
                                                              ---

     Indicate  by  check  mark  if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X .
                                 ---

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 28, 1997 was $65,957,541.

     The number of shares outstanding of registrant's common stock, without par value, as of February 28, 1997 was 8,939,294.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's Proxy Statement to be filed pursuant to Regulation 14A with respect to the 1997 Annual Meeting of Shareholders are incorporated in Part III of this Form.

                                    PART I
                                    ------

Item  1.    BUSINESS
            --------

THE  COMPANY

     Gradall Industries, Inc. (the "Company") was incorporated in Delaware in 1985 as a holding company to acquire all of the outstanding capital stock of The Gradall Company, an Ohio corporation.

     The Gradall Company is a leading manufacturer of wheeled hydraulic excavators and rough-terrain variable reach material handlers. The Gradall Company was established in 1946 by the Warner and Swasey Company to manufacture and market a newly designed hydraulic excavator featuring a unique rotating, telescopic boom and a truck mounted design. In 1982, The Gradall Company acquired a product line of material handlers which it redesigned to incorporate its telescopic boom technology and rough-terrain expertise.

     In 1995, the Company consummated a series of transactions which resulted in a new capitalization and ownership structure (the "1995 Recapitalization") pursuant to which (i) MLGA Fund II, L.P. and its affiliates acquired 82.5% of the Company's common stock, (ii) certain officers and key employees acquired 10% of the Company's common stock, (iii) the percentage ownership of the Company's common stock held by its existing stockholders was reduced to 7.5% through the redemption of 92.5% of the previously outstanding common stock and
(iv) the Company issued $2,000,000 of preferred stock to the existing stockholders. As part of the 1995 Recapitalization, the Company sold $10 million of 12.5% senior subordinated notes in a private placement and obtained a $10 million term loan and a $ 22 million revolving credit facility.

     In September 1996, the Company sold 2,950,000 shares of its common stock in an initial public offering at a price of $10 per share. Net proceeds to the Company after underwriting discounts and offering costs were approximately $26.9 million. Proceeds from the offering were used to redeem the outstanding preferred stock and the senior subordinated notes, to repay the term loan and to reduce the Company's debt under the revolving credit facility. The Company's common stock is listed on the Nasdaq National Market under the symbol "GRDL."

     The Company's principal offices are located at 406 Mill Avenue S.W., New Philadelphia, Ohio 44663, and its telephone number is (330) 339-2211. Unless the context otherwise requires, the "Company" or "Gradall" refers to Gradall Industries, Inc. and its wholly-owned subsidiary, The Gradall Company.

OVERVIEW

     Gradall is a leading manufacturer of wheeled hydraulic excavators and rough-terrain variable reach material handlers as well as related service
parts.    The  Company's  products  are  marketed
under the widely respected Gradall tradename and are distinguished by their telescopic boom technology, versatility, productivity and reliability. Gradall's telescopic booms, which are manufactured from high-strength specialty steel, are unique both in their shape and engineering design, which provide added strength with minimal weight, and, in the case of excavators, their ability to rotate a full 360 degrees. Gradall products serve niche markets within the construction equipment industry and typically command premium prices. In 1996, total sales were $140.9 million, comprised of $55.1 million in sales of excavators, $70.4 million in sales of material handlers and $15.4 million in sales of service parts. Since January 1993, the Company has introduced 12 new products which accounted for in excess of 50% of Gradall's net sales in 1996.

     Gradall excavators are typically used by general contractors and government agencies for ditching, sloping, finish grading, general maintenance and infrastructure projects. The Company's excavators are sold through approximately 47 independent distributors at approximately 142 locations throughout North America. The introduction and ongoing development of the Company's XL Series excavators featuring the unique Gradall rotating, telescopic booms with high-pressure hydraulics have allowed the Company to continue to dominate its traditional niche market of wheeled, telescopic boom excavators and to strengthen its competitive position in the larger market of conventional crawler excavators, a market historically dominated by knuckle-boom technology.

     Gradall rough-terrain variable reach material handlers are typically used by residential, non-residential and institutional building contractors for lifting, transporting and placing a wide variety of materials at their point of use or storage. The Company's material handlers are sold through approximately 45 independent distributors at approximately 135 locations throughout North America. In addition, Gradall material handlers are available at national rental companies at over 130 locations. The Company continues to introduce new material handlers with Gradall's unique 90 rear-pivot steering, hydrostatic drive and low profile design which provide an exceptional combination of maneuverability, versatility and stability. This new product development has allowed the Company to remain competetive in the rapidly growing rough-terrain variable reach material handler market.

     Gradall's strategy is to design and produce high quality hydraulic excavators and material handlers for niche markets while simultaneously reducing manufacturing costs and increasing production efficiencies. Gradall's ability to design and customize each of its product lines to fit the specifications of its customers augments the uniqueness of the Company's products. In addition, in 1995, the Company commenced a multi-year program designed to expand plant capacity and reduce production costs by increasing labor efficiency and equipment productivity and improving quality. The
Company invested $4.2 million in 1995 and $2.2 million in 1996, with an additional $2.0 million in capital improvements ordered in 1996 but not received until the first quarter of 1997. During the balance of 1997, the Company currently plans to invest approxiately $4.2 million for additional capital improvements under this program. Management believes that these strategies have enabled the Company to increase substantially its profitability in recent years.

THE  INDUSTRY

     Gradall competes principally in the construction equipment industry. In 1995, the latest year for which U.S. industry figures have been published, sales of construction equipment exceeded $15 billion. In 1996, total construction spending was approximately $503 billion. The construction equipment industry is highly competitive and global in scope. The U.S. construction equipment industry consists of about 700 manufacturers. The demand for construction equipment is largely driven by general economic conditions.

     Since the beginning of 1993, the construction equipment industry has grown due to improved general economic conditions, increased public funding for infrastructure projects and increased demand for rental equipment. The U.S. Department of Commerce has estimated that more than half of the country's major highways and one-third of the bridges are in need of some repair. Gradall management believes that the need for such repairs will continue to benefit the demand for the Company's products to the extent that funding for such repairs is available. In addition, construction machinery rentals have increased due to the need for specific, high-cost equipment for short durations, strong construction market demand for equipment with broad applications and the lack of an investment tax credit for purchasers. In particular, the market for material handlers, which typically are rented by distributors or other rental companies before being sold in the retail market, has notably increased over the past several years consistent with the trend towards rental of construction equipment. Another important element of the current demand for construction machinery is the replacement of older machines with new and more versatile ones. The Company believes that the present popularity of machines with multiple functions, faster work cycles, ease of transport and special attachments, such as Gradall products, will continue in the future.

     Excavators. The total market for hydraulic excavators in North America grew from approximately 11,000 units in 1993 to 16,000 units in 1995 and decreased to 14,700 units in 1996. The growth in the market through 1995 was due to improved general economic conditions and expanding applications of hydraulic excavators. The market decrease from 1995 to 1996 was primarily due to adverse weather conditions which caused a slow first quarter in 1996. Excavators were traditionally used for earth moving and below-ground applications such as trenching, road construction, site development, mining and irrigation. The use of excavators has expanded to include many above-ground applications such as demolition, bridge work, hazardous waste clean-up, scrap handling and forestry work as well as applications at industrial sites such as mines and steel mills.

     The excavator market may be divided into two product categories consisting of track-mounted "crawler" excavators (which is further divided into several size classes) and wheel-mounted "wheeled" excavators, which in recent years have constituted approximately 96% and 4% of the total market for excavators, respectively. The conventional crawler excavator market has been traditionally dominated by knuckle-boom technology. The Company manufactures telescopic boom crawler excavators in three size classes - 11-14 tons, 19-21 tons and 24-28 tons - which in 1996 accounted for approximately 10%, 23% and 10% of the total crawler excavator market, respectively, for a total of approximately 43%. The remainder of the crawler excavator market is represented by size classes which are smaller or larger than the sizes currently manufactured by the Company. Gradall is a leading manufacturer of wheeled telescopic boom excavators. Based on industry data, the Company estimates that its market share of wheeled excavators exceeded 45% and that its market share of highway speed, telescopic boom excavators is 85-90%.

     Material handlers. The market for rough-terrain variable reach material handlers has experienced dynamic growth in recent years due to new applications, increased rental demand and displacement of straight-mast forklifts and small rough-terrain cranes. The retail market for material handers has grown from approximately 1,900 units in 1993 to more than 6,300 units in 1996. Material handlers are typically used for lifting, transporting and placing a wide variety of materials such as bricks, blocks, lumber, drywall, structural steel and roofing materials at their point of use or storage. The increased use of new attachments such as buckets, augers, winches, truss booms, side shifting/fork positioning carriages and swing carriages has contributed to the development of new applications of material handlers.

     The rough-terrain variable reach material handler market is divided into several size classes. The Company manufactures and markets material handlers in three sizes - 6-7,000 lbs., 8-9,000 lbs. and 10,000 lbs. and over - which in the aggregate represent over 90% of the total market for material handlers. Based on industry data, the Company estimates that its market share of rough-terrain variable reach material handlers is approximately 17%.

GROWTH  STRATEGY

     The Company's growth strategy is to design and produce high quality hydraulic excavators and material handlers for niche markets while simultaneously reducing manufacturing costs and increasing production capacity. Since 1993, the Company has introduced 12 new products, and its sales increased from $72.2 million in 1993 to $140.9 million in 1996 and operating income increased from $1.8 million in 1993 to $17.9 million in 1996. The key components of the Company's strategy are:

     Develop unique products. The Company remains committed to devoting significant resources toward engineering and producing unique excavators and material handlers. With the development of its XL Series excavators, the Company introduced new products to the conventional crawler excavator market. The XL Series excavators are exceptional because they combine the versatility of the Gradall rotating, telescopic boom with the productivity of high-pressure hydraulics. Shipments of the XL 2200, the latest XL Series model which will compete in the 11-14 ton size class, are expected to commence in April 1997, assuming, that the Company is able to successfully resolve the current work stoppage. In 1994, the Company significantly strengthened its material handler product line with the introduction of a new model in the 8-9,000 lbs. size class; and, in March 1996, Gradall introduced a new material handler in the 10,000 lbs. and over size class which is one of the largest material handlers in the industry. The Company's product development engineers are currently designing additional new excavators and material handlers which Gradall plans to market in the near future.

     Target niche markets. The Company is committed to maintaining its leading position in its traditional niche market of highway speed, telescopic boom excavators and to gain a strong position in several niche markets in the rough terrain and conventional crawler market. Prior to 1993, the Company focused on the wheeled excavator market which represents approximately 4% of the total excavator market. Although this niche market accounts for a small portion of the overall excavator market, it is an increasing market that generates consistent profit margins. With the introduction of the XL Series excavators in 1993, the Company significantly strengthened its competitive position in several size classes of the conventional crawler excavator market which in the aggregate currently represent approximately 43% of that market. Gradall believes that it is well-positioned to take advantage of the niches in the crawler excavator market which demand premium full-featured products. In the material handler market, the Company focuses on the segment which demands a reliable, premium product that offers a high level of versatility and maneuverability. The Company believes it is well-positioned to compete in this dynamically growing market.

     Improve manufacturing processes. An important element of Gradall's growth strategy is to expand profit margins through improved manufacturing processes. In 1995, the Company commenced a multi-year program designed to expand plant capacity and reduce production costs by increasing labor efficiency and equipment productivity and improving quality. The Company invested $4.2 million in 1995 and $2.2 million in 1996, with an additional $2.0 million in capital improvements ordered in 1996 but not received until the first quarter of 1997. During the balance of 1997, the Company currently plans to invest approximately $4.2 million for additional capital improvements under this program. The recent capital improvements have included robotic welding systems, fabrication equipment and direct computer-controlled equipment for cellular production. Gradall has also adopted programs designed to reward its employees for improvements in overall productivity and profitability. In addition, the Company has implemented aggressive quality programs in the areas of statistical process control, warranty expense reduction and quality assurance. Gradall believes its recent and planned investments in automation and technology, material control, productivity incentives and quality programs should improve its manufacturing processes and benefit profit margins in the future.

     Emphasize quality. Gradall has adopted a "continuous improvement" strategy for every facet of its operation. The Company has carried the continuous improvement concept beyond the scope of the traditional quality definition to include product development and employee training and development. This strategy has led to significant reductions in the Company's total cost of quality (defined as warranty, rework and scrap expenses), which declined from 2.6% of sales in 1993 to 1.7% in 1996. The Company has implemented statistical process controls, a monitored product quality review program and a formal supplier quality assurance program.

     Increase distributor support. The Company believes that its distribution network is among the strongest in the industry and a core strength for its future growth. The Company plans to further enhance its distribution network by continuing to produce unique new products, provide marketing and sales support through its regional sales managers, and provide technical and service support through its district service managers.

     Expand service parts business. Management has focused on expanding the Company's service parts business to increase revenues and profits by taking advantage of the growth in the working population of Gradall excavators and material handlers. As a part of this focus, the Company has implemented the Gradall On Line Distributor ("GOLD") computer system which links the Company and its distributors to facilitate communications regarding orders, availability and other information involving Gradall service parts.

     Pursue joint venture and international business opportunities. Although substantially all of the Company's business has been focused in North American, the Company believes its increased product development efforts should enable the Company to take advantage of international opportunities, including infrastructure development in emerging markets in the former Soviet Union and Asia. The Company currently has a joint venture to manufacture and market material handlers in Eastern Europe and is exploring other international opportunities. In addition, the Company has embarked on a program to obtain its ISO 9001 certification in order to assist the international marketing of its products.

     Capitalize on greater financial flexibility. The Company intends to take advantage of its improved financial position to expand the scope of its operations through further development of its products, manufacturing process and distribution network and through the pursuit of possible acquisitions.
The Company believes it will have the opportunity to participate in the current trend of consolidation in the construction equipment industry, although it is not currently involved in any active discussions in this regard.

PRODUCTS  AND  MARKETS

     The Company engineers, manufactures and markets premium hydraulic excavators and material handlers which incorporate Gradall's unique design features. In addition, the Company manufactures and markets service parts for its excavators and material handlers. Since January 1993, the Company has introduced 12 new products which accounted for more than 50% of total sales in 1996.


                        REVENUE BY PRODUCT CATEGORY (1)

                          YEAR ENDED DECEMBER 31,
                          -----------------------
                    1992   1993   1994    1995    1996
                   ------  -----  -----  ------  ------
                         (DOLLARS IN MILLIONS)
Excavators         $ 33.8  $40.2  $45.2  $ 49.2  $ 55.1
Material handlers    12.2   21.4   30.7    53.6    70.4
Service parts        11.6   10.7   12.9    15.6    15.4
                   ------  -----  -----  ------  ------
Total              $ 57.7  $72.2  $88.8  $118.4  $140.9
                   ======  =====  =====  ======  ======

_______________
(1)   The sum in any column may not equal the indicated total due to rounding.

Excavators

     All  Gradall  excavators  are  distinguished by their rotating telescopic
boom  technology,  versatility,  productivity  and  reliability.    Gradall
excavators are typically used for ditching, sloping, finished grading and general maintenance which often require precise boom and bucket movements which conventional knuckle-boom excavators cannot provide. Gradall excavators are also used at various construction sites with restricted overhead clearance areas or other operating requirements where it would be difficult for conventional knuckle-boom excavators to operate. Gradall's highway speed excavators are particularly useful to customers who require their equipment to be at multiple locations within short periods of time. Gradall excavators compete in the wheeled excavator category and three size classes in the crawler excavator category.

     A  brief  description  of  Gradall  excavator  models  is  as  follows:

     G3WD Series E. This model is a single-engine highway speed excavator purchased primarily by state and local government agencies. The mobility and versatility of this product are its primary market strengths since it enables the user to do the work of three machines - an excavator, grader and wheeled loader. The Company's ability to customize this product to meet the specifications required by government agency bid contracts gives it a particular competitive advantage.

     XL Series. The Company formally introduced the XL Series in March 1993 to enhance its competitive position in the larger market segment of conventional crawler excavators. The XL Series products compete in the 11-14 ton, 19-21 ton and 24-28 ton size classes which in the aggregate constitute approximately 43% of the entire crawler excavator market. The XL Series products combine the versatility of the Gradall telescopic boom technology with the performance of high-pressure hydraulics. The XL Series products have more than twice the productivity and efficiency of the Gradall models they replaced.

XL2000 Series. This model, shipments of which are expected to commence in April 1997, assuming, that the Company is able to successfullly resolve the current work stoppage, competes in the 11-14 ton class which represents approximately 10% of the total crawler excavator market. This model is designed to meet the needs of residential and general contractors. In addition, the Company's plans for the XL2000 Series include a rough-terrain wheeled version and special industrial versions for use in mines and steel mills, respectively.

XL4000 Series. This model competes in the 19-21 ton class which represents approximately 23% of the total crawler excavator market. The XL4000 Series is available in both wheeled and crawler versions. This model is widely used by municipalities and general contractors.

XL5000 Series. This model competes in the 24-28 ton class traditionally dominated by conventional crawler knuckle-boom excavators. This class accounts for approximately 10% of the total crawler excavator market. The XL5000 Series is the largest high-pressure hydraulic excavator manufactured by the Company and is available in both wheeled and crawler versions. It is well-accepted among infrastructure and highway contractors.

     In addition to the above-mentioned models which are primarily used in construction applications, the Company offers excavators in both wheeled and crawler versions which are used in industrial applications such as mines and steel mills, respectively. Certain specialized Gradall crawler models are the accepted standard in the steel industry for cleaning furnaces and ladles and for other steel mill applications. Gradall excavators have also been specially designed for mine scaling applications at limestone and salt mines.

     The  primary  features  of  Gradall  excavators  are:

          Telescopic boom. The rotating, telescopic boom is well-known for its versatility and strength. The unique design is excellent for production work such as trenching and earth moving as well as precision work including finished grading and clean-up.

          Wheeled carriers. The Company's highway speed, wheeled carriers are designed and manufactured by Gradall to meet the needs for a reliable and durable carrier. They are offered in two, four or six-wheel drive configurations.

          Remote control, single cab operation. All Gradall wheeled excavators are designed with two cabs-one for the operation of the carrier and the other for the operation of the excavator. They are engineered so that one operator can control the carrier by remote control from the excavator cab. This allows for greater versatility and adds significantly to the productivity of the machine.

          Crawler undercarriages. Gradall crawler undercarriages are specifically designed and manufactured by the Company to provide the speed, increased productivity and stability requirements of XL Series excavators.

          Options/attachments. In addition to a variety of standard features, Gradall also offers specialized options as requested by customers including air conditioning, work lights, vandal covers and special auxiliary hydraulics. Gradall recently announced the introduction of the "telestick" boom attachment which extends the reach of the XL4000 and XL5000 Series excavators approximately 50% to 45'5" and 50'9", respectively.

Material  Handlers

     All Gradall material handlers are renowned for their maneuverability, versatility and dependability. Gradall material handlers are typically used for lifting, transporting and placing a variety of materials such as bricks, blocks, lumber, drywall, structural steel and roofing materials at their point of use or storage. The Company manufactures five basic models of material handlers in three size classes.

     A  brief  description  of  Gradall material handler models is as follows:

     522/524. The 522/524 competes in the 6-7,000 lbs. class which represents approximately 55% of the total material handler market. It is available in both two-section and three-section booms which provide a maximum lift height of 24' and 32', respectively. This model is very cost efficient and is ideally suited for less demanding applications.

     534C-6. The 534C-6 is the most popular Gradall material handler. It also competes in the 6-7,000 lbs. class and has a maximum lift height of 36'. This model has been very well-accepted by mason and roofing contractors and the rental industry.

     534C-9. The 534C-9 competes in the 8-9,000 lbs. class which represents approximately 30% of the market and has a maximum lift height of 40'. This model was introduced in the fall of 1994 and has a strong appeal to framing and general contractors.

     534C-10. The 534C-10 competes in the 10,000 lbs. and over class which represents approximately 7% of the market. It has a maximum lift height of 40' and is ideally suited for operations requiring heavy lifting. This model has stabilizers as standard equipment to increase its overall capacity at full reach.

     544C. The 544C was introduced in March 1996 and also competes in the 10,000 lbs. and over class. It is one of the industry's largest material handlers and has a maximum lift height of 55'. This model permits working on buildings as high as six stories and also includes stabilizers as standard equipment.

     The  primary  features  of  Gradall  material  handlers  are:

     90 rear-pivot steering. This is the key feature of a Gradall material handler which provides excellent maneuverability by allowing the machines to turn within a tight radius. The design keeps the forks and the load inside the turning radius while providing the ability to maneuver the vehicle in tight areas.

     Strong and versatile boom. Gradall material handlers feature one of the industry's strongest booms. The Gradall boom is capable of handling a variety of attachments which leads to a high degree of versatility. In addition, Gradall has a proprietary design to facilitate changing the attachments called QuickSwitch.

     Low profile. A significant advantage of the Gradall material handler is its low overall height. The vehicle can move under doorways as low as eight feet while providing excellent ground clearance.

     Hydrostatic drive. Hydrostatic drive provides the benefits of easier, no-shift operations, inching capability, quick accelerations and a smooth, even ride.

     Stability. Gradall material handlers operate with the industry's longest wheelbase and shortest overall length which increase their capacity and stability. The mid-mounted engine within the frame provides uniform weight distribution  and  improved  visibility.

Service  Parts

     In addition to engineering, manufacturing and marketing hydraulic excavators and material handlers, the Company produces and sells related service parts. This is an important source of revenue and profitability for the Company. Since the Company's products are kept operational for years with parts and service support, each Gradall product that enters the market provides the Company with a potential long-term revenue source. Sales of service parts typically generate high gross margins and historically have been less sensitive to industry cycles.

     In order to increase sales of service parts in the face of growing competition, the Company focuses on parts availability, marketing and sales activities. As a part of this focus, the Company has implemented the Gradall On Line Distributor ("GOLD") computer system which links the Company and its distributors to facilitate communications regarding orders, availability and other information involving Gradall service parts. The Company emphasizes the importance of stocking and marketing service parts and has developed a delivery system to provide quick shipment of emergency and unit down parts. The Company provides same day shipment on unit down orders and promotes distributor incentives for stock orders.

Specialized  Machines

     Gradall has the ability to modify its products to suit the specific needs of its customers. This ability to produce specialized machines is a part of Gradall's overall strategy to serve specialty, higher margin markets within the construction equipment industry. Over 35% of all Gradall excavators are modified from standard models to meet customer requirements with add-on and/or special attachments. Gradall is able to design and produce specialized machines while meeting the delivery schedule of its customers. Some of the specialized machines developed by the Company are now being marketed as standard models; for example, special excavators created for mine scaling, steel mills and other special industrial applications have become Gradall standard models.

MARKETING  &  DISTRIBUTION

     The Company primarily markets and distributes its products through a network of independent distributors and rental companies who, in turn, sell or rent the products to end-users. The Company also sells directly through its own marketing staff to certain major accounts as well as to customers located outside the United States.

     The Company has agreements with its distributors under which the distributors purchase products from the Company at agreed upon prices for resale within the distributor's territory. While the agreements are not exclusive, the Company's practice has been to have only one distributor for either excavators or material handlers in each territory. Although the Company's distributors are not required to purchase any minimum number of products. They are required to maintain agreed-upon inventory levels. Either party may terminate the distributor agreement upon the occurrence of certain events, including bankruptcy or breach, or in the event either party is dissatisfied with the other party's performance, upon thirty days notice after a sixty day dispute resolution procedure. In addition to the Company's products, distributors typically sell construction equipment manufactured by third parties, including competitors of the Company.

     Gradall excavators are primarily used by general contractors and government agencies. Gradall material handlers are customarily used by residential, non-residential and institutional building contractors. Since these are distinct user bases, the Company markets excavators and material handlers and their related service parts through two separate distribution networks. The Company's excavator distribution network is comprised of approximately 47 independent distributors at approximately 142 locations in North America. The Company's material handler distribution network is composed of approximately 45 independent distributors at approxi-mately 135 locations. In addition, Gradall material handlers are available at national rental companies at over 130 locations. One distributor or rental company accounted for approximately 11% of the Company's sales in 1996. No other distributor or rental company acounted for more that 10% of the Company's sales in 1996.

     The Company believes that its ongoing distributor support and training programs help enhance the competitiveness and increase the strength of its distribution network. The Company supports the sales, service and rental activities of its distributors with product advertising, sales literature, product training and major trade show participation. The independent distribution network is serviced by the Company's five regional sales managers for excavators and six regional sales managers for material handlers. Each regional sales manager is also responsible for developing new distributors within his region.

     The Company provides its distributors with product financing through agreements with third party financing companies. Such financings include a Wholesale Floor Plan for distributors and a Retail Finance Plan for end-users, each with reduced interest rates subsidized by the Company, and a Rental Plan for distributors.

     The Company supports the servicing of its products through a field service organization consisting of four district service managers located throughout the United States. The district service managers provide service training and technical support to the distributors, and act as a liaison among customers, distributors and the Company on service related matters. The district service managers are also involved in service parts marketing, sales call support and product demonstrations. In addition, the Company has three service representatives at its principal offices who are responsible for fulfilling the Company's commitment to product reliability.

MANUFACTURING

     The Company fabricates, welds, machines and assembles the chassis, telescopic booms, attachments and many component parts for its excavators and material handlers. The goals of the Company's manufacturing operation are quality, efficiency, productivity, cost control and on-time delivery. The
Company strives to increase its manufacturing capacity, productivity and quality through automation and technology, material control, productivity incentives for employees and quality programs.

     Automation and technology. In 1995, the Company commenced a multi-year program designed to expand plant capacity and reduce production costs by increasing labor efficiency and equipment productivity and by improving quality. The Company invested $4.2 million in 1995 and $2.2 million in 1996, with an additional $2.0 million in capital improvements ordered in 1996, but not received until the first quarter of 1997. During the balance of 1997, the Company currently plans to invest approximately $4.2 million for additional capital improvements under this program. Thus far, capital improvements have included robotic welding systems, laser cutting machines, oxygen assist plasma cutting machines and direct computer-controlled equipment designed for cellular production. Planned expenditures will include additional robotic welding systems, laser cutting machines, oxygen assist plasma cutting machines and a large computerized boring machine. Gradall believes that the recently completed capital improvements, which have reduced production costs, expanded plant capacity and improved quality, and planned capital improvements, should benefit profit margins in the future.

     Material control. The Company has instituted and continues to institute material control improvements. These improvements include just-in-time inventory management, the relocation of certain inventory to the shop floor to support cell manufacturing, set-up reduction programs and the reduction and control of obsolete and surplus inventory.

     Productivity incentives. The Company operates a productivity sharing plan for its unionized, hourly employees. The plan is an Improshare plan called "Gainsharing." Gainsharing is a group incentive program that is calculated from a Company-wide measure of productivity. The productivity of the plant is measured against a base period. Each employee receives a Gainshare bonus based upon the percentage increase in productivity. The Company has an active labor management cooperative committee which is supported by employee positive action teams. These teams implement changes in the manufacturing processes which improve quality and productivity, which in turn support the Gainsharing program.

     Quality programs. The Company has implemented comprehensive quality programs, including the following:

     Statistical process control. The Company maintains control charts in machining, welding and assembly as well as a pre-shipment quality audit program on finished machines. The Company plans to continue expanding the use of statistical process control charts.

     Quality feedback/warranty reduction. Gradall reviews critical quality issues on an ongoing basis and initiates corrective actions. A computerized warranty system captures early warning reports from field service managers as well as details of warranty claims which provide additional input to the quality feedback program.

Supplier quality assurance. The Company monitors supplier quality through a computer system which records and tracks reports on defective material allowing the Company to execute corrective action measures.

     Gradall's commitment to automation and technology, material control, productivity incentives for employees and quality programs have improved the capacity, productivity and quality of the Company's manufacturing operations. From 1993 to 1996, the Company increased its unit production by 115.1% with only a 24.3% increase in its workforce. The Company's total cost of quality (defined as warranty, rework and scrap expenses) declined from 2.6% in 1993 to 1.7% of sales in 1996.

ENGINEERING  AND  DESIGN

     Gradall believes that its engineering and design capabilities are among the Company's major strengths. The engineering and design functions are closely integrated with the Company's manufacturing and marketing activities. This allows the Company to integrate new production technology with specific needs of customers, resulting in expanded market opportunities and increased profitability for the Company. In 1996, more than 35% of Gradall excavators were modified from standard models to meet customer requirements with add-on and/or special attachments.

     The Company's manufacturing engineers are involved in both product design and implementation of capital improvements in order to maximize manufacturing processes and efficiencies. In addition, the implementation of "concurrent engineering," in which personnel from engineering, manufacturing, materials procurement and marketing are simultaneously engaged in new product development programs, has led to faster new product development time, reduced costs and improved quality.

     Gradall has made significant investments in its engineering systems, which currently includes a computer-aided design (CAD) system with finite element analysis (FEA) and three-dimensional solids design capabilities. This system has greatly expanded Gradall's design capabilities and has significantly reduced the time required for engineering and design functions.

COMPETITION

     The markets in which the Company operates are highly competitive. The Company faces competition in each of its product lines from a number of different manufacturers, some of which have greater financial and other resources than the Company. The principal competitive factors affecting the markets for the Company's products include performance, functionality, price, brand recognition, customer service and support, and product availability.

     The excavator market may be divided into two product categories - track-mounted "crawler" excavators (which is further divided into several size classes) and wheel-mounted "wheeled" excavators. In recent years, crawler excavators have constituted approximately 96% of the total market for excavators and wheeled excavators have accounted for 4%. The conventional crawler excavator market has been traditionally dominated by knuckle-boom technology. The leading producers of conventional crawler excavators are Caterpillar Inc., Deere & Co., Hitachi Corporation and Komatsu, Ltd. The Company manufactures telescopic boom crawler excavators in three size classes
- 11-14 tons, 19-21 tons and 24-28 tons - which in 1996 accounted for approximately 10%, 23% and 10% of the total crawler excavator market, respectively, for a total of approximately 43%. Gradall's XL Series excavators are designed to appeal to niche markets in these size classes which require the versatility of the Gradall telescopic boom technology with the performance of high-pressure hydraulics. The remainder of the crawler excavator market is represented by size classes which are smaller or larger than the sizes currently manufactured by the Company.

     Gradall is a leading manufacturer of wheeled telescopic boom excavators. Based on industry data, the Company estimates that its market share of all wheeled excavators exceeded 45% and that its market share of highway speed, telescopic boom excavators is 85-90%. The Company has only one competitor in the highway speed, telescopic boom excavator market.

     The rough-terrain variable reach material handler market is divided into several size classes. The Company manufactures material handlers in three size classes - 6-7,000 lbs., 8-9,000 lbs. and 10,000 lbs. and over - which in the aggregate represent over 90% of the total market for material handlers. Based on industry data, the Company estimates that its market share of all material handlers is approximately 17%. Other than Gradall, the principal producers of variable reach material handlers are JCB International Co., Ltd., Omniquip International and Caterpillar, Inc.


BACKLOG

     As of December 31, 1996, the Company's backlog of orders aggregated approximately $14.8 million compared to approximately $17.9 million at December 31, 1995 and approximately $23.3 million at December 31, 1994. The decrease in backlog of orders at December 31, 1996 was due primarily to decrease in orders for both material handlers and excavators. Substantially all backlog orders at December 31, 1996 are expected to be shipped by April 30, 1997.

SUPPLIERS

     The Company purchases component parts and raw materials from a variety of manufacturers, the most significant of which are set forth below:



SUPPLIER                         COMPONENTS
--------------------------  --------------------

Rexroth                     Hydraulics
Rockwell International      Axles
Cummins Engine              Engines
Bethlehem Steel             Steel
Parker Hannifin             Hydraulic components
Iowa Industrial Hydraulics  Cylinders
Robinson Steel              Steel
Auburn Gear                 Torque hubs
Firestone/Bridgestone       Tires
Kurdziel Industries         Counterweights

     The Company selects suppliers that can provide the lowest cost, highest quality and best product availability. The quality and timely delivery of the Company's supplies are important to the Company's overall product quality.
Whenever possible, the Company attempts to establish long-term purchasing agreements to control cost, quality and availability, and identify alternative sources of supply to protect its manufacturing process against the unavailability of component parts and raw materials.

EMPLOYEES

     As of December 31, 1996, Gradall employed 632 people -- 426 hourly and 206 salaried. The Company's 426 hourly employees are represented by the International Association of Machinists and Aerospace Workers. The Company's existing contract with the union expired March 23, 1997. The Company had been actively negotiating a new contract with the union and reached a tentative agreement between negotiators for the Company and the union. On March 22, 1997, the union membership failed to ratify the proposed new three year contract and authorized a work stoppage which began upon the expiration of the existing contract on March 23rd. There can be no assurance that the Company will be able to negotiate a satisfactory contract with the union. A prolonged work stoppage would have a material adverse effect on the operation and financial condition of the Company. No assurance can be given as to the duration of the present work stoppage.

ENVIRONMENTAL  REGULATION

     The Company is subject to various federal, state and local environmental laws and regulations, including those governing discharges into the air and water, as well as the handling and disposal of solid and hazardous wastes. Pursuant to these laws and regulations, the Company may be required from time to time to remediate environmental contamination associated with releases of hazardous substances. The Company has made and will continue to make capital and other expenditures to comply with such environmental laws and regulations. Such expenditures are not presently material and the Company currently anticipates that such expenditures will not be material in the future.


Item  2.    PROPERTIES
            ----------

     The Company operates from a single facility in New Philadelphia, Ohio which it owns. The facility contains 429,320 square feet and is located on a 66 acre site. The facility accommodates the Company's corporate offices, manufacturing operations and warehouse.

Item  3.    LEGAL  PROCEEDINGS
            ------------------

     Due to the nature of its products, the Company may be subject to significant claims for product liability. The Company is a party to various lawsuits seeking damages for alleged product liability arising from the use of its products. The Company currently maintains product liability insurance with an annual aggregate limit of $6 million subject to a self-insurance retention in the amount of $225,000 per claim. There can be no assurance that the proceeds available under the Company's insurance policy would be adequate to cover potential product liability claims. A successful claim against the Company in excess of the Company's insurance coverage could have an adverse effect on the financial results of the Company. In each of the fiscal years ended December 31, 1996, 1995 and 1994, the Company's product liability costs for any claim have not exceeded its self-insurance retention amount.

Item  4.    SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS
            -----------------------------------------------------------

     Not  applicable.

EXECUTIVE  OFFICERS  OF  THE  REGISTRANT

     Executive officers of the Company as of February 28, 1997 were as follows:


Name                Age                   Position
------------------  ---  -------------------------------------------

 Barry L. Phillips   55  President - CEO

 David S. Williams   56  Vice President , Marketing and Sales

 Joseph H. Keller    50  Vice President, Engineering and Secretary

 James C. Cahill     44  Vice President, Manufacturing

 Bruce A. Jonker     54  Vice President, Chief Financial Officer and
                         Treasurer

     Mr. Phillips has served as President and Chief Executive Officer of the Company since 1995 and has served as President of The Gradall Company since 1985. Prior to 1985, Mr. Phillips spent 26 years with International Harvester and was the plant manager of its Farmall Plant in Rock Island, Illinois.

     Mr. Williams has served as Vice President, Marketing and Sales of the Company since 1995 and has served as Vice President, Marketing and Sales of The Gradall Company since 1986. Prior to that, Mr. Williams served as President of Claas of America and held various management positions at International Harvester, including General Sales Manager.

     Mr. Keller joined The Gradall Company in 1981 and has served as its Vice President, Engineering and Secretary since 1987. Mr. Keller has served as Vice President, Engineering and Secretary of the Company since 1995.

     Mr. Cahill joined The Gradall Company in 1982 and has served as its Vice President, Manufacturing since 1990. Mr. Cahill has served as Vice President, Manufacturing of the Company since 1995.

     Mr. Jonker joined The Gradall Company in 1973 and has served as its Vice President and Chief Financial Officer since July 1994 and its Treasurer since November 1995. Mr. Jonker has served as Vice President, Finance and Administration and Treasurer of the Company since November 1995 and as Vice President, Chief Financial Officer and Treasurer of the Company since April 1996.

                                    PART II

Item  5.    MARKET  FOR  THE  REGISTRANT'S  COMMON  EQUITY  AND  RELATED
            STOCKHOLDER  MATTERS

TRADING  INFORMATION

     The Company's Common Stock has been traded on the Nasdaq National Market under the symbol "GRDL" since August 28, 1996.

     The following table sets forth the high and low sales prices for the Common Stock of the Company for the periods indicated as reported by the Nasdaq National Market:


                                Sale Price
                                ----------
1996                          High      Low
---------------------------  -------  -------
Third Quarter(1)             $11 7/8  $    10
Fourth Quarter                13 5/8   10 3/4

1997
---------------------------
First Quarter                $16 1/4  $    12
(through February 28, 1997)

(1)    Trading  commenced  on  August  28,  1996


RECORD  HOLDERS

     The approximate number of record holders of the Company's equity securities at February 28, 1997 was as follows:


          Title of Class                    Number of Record Holders
          --------------                    ------------------------

          Common  Stock                               121

DIVIDENDS

     The Company currently intends to retain its future earnings to finance growth and development of its business and therefore does not anticipate paying cash dividends on the Common Stock for the foreseeable future. Any future determinations to pay dividends will be at the discretion of the Board of Directors and will be dependent on the Company's financial condition, results of operations, capital requirements and such other factors as the Board of Directors deems relevant. The Company's existing credit facility restricts the payment of dividends.

Item  6.    SELECTED  FINANCIAL  DATA

     The following table sets forth selected consolidated financial data for the Company for the five years ended December 31, 1996 that have been taken or derived from the historical financial statements of the Company and are qualified  in  their  entirety  by  reference to such financial statements and
notes  included  therein.    See  "Consolidated  Financial  Statements."


                                                      YEAR ENDED DECEMBER 31,
                                                --------------------------------------
                                          1992      1993     1994        1995         1996
                                          ----      ----     ----        ----         ----
                                         (dollars in thousands, except share data)
INCOME STATEMENT DATA:
   Net sales                            $57,665   $72,208   $88,820   $  118,438   $  140,909
   Cost of sales                         48,780    59,274    71,280       92,637      108,098
                                        --------  --------  --------  -----------  ----------
   Gross profit                           8,885    12,934    17,540       25,801       32,811
   Operating expenses:
      Engineering.                        1,477     1,848     2,123        2,504        3,081
      Selling and marketing               3,345     4,232     4,728        5,365        6,509
      Administrative                      2,986     5,075     4,618        5,138        5,306
                                        --------  --------  --------  -----------  ----------
   Operating income                       1,077     1,779     6,071       12,794       17,915
   Amortization of FAS 106(1)               ---      ----    (3,626)         ---          ---
   Interest expense                       1,062     1,055     1,146        1,642        3,108
   Other, net                              (376)     (549)      234          865        1,018
                                        --------  --------  --------  -----------  ----------
   Income before provision for
      taxes                                 391     1,273     8,317       10,287       13,789
   Income tax provision                     334       550     3,152        3,680        5,503
                                        --------  --------  --------  -----------  ----------
   Net income before change
      in accounting and extraordinary
      item                                   57       723     5,165        6,607        8,286
   Extraordinary Item(2)                                                                  973
   Change in accounting                    (243)    9,014       ---          ---         ----
                                        --------  --------  --------  -----------  ----------
      (gain)/loss(3)
   Net income (loss)(4)                 $   300   $(8,291)  $ 5,165   $    6,607        7,313
                                        ========  ========  ========  ===========  ==========
   Net income per common share(5)
      Before extraordinary change                                     $     1.17   $     1.19
      After extraordinary change                                            1.17         1.05

   Pro forma(6)
      Net Income Per Share                                            $      .77   $     1.07
      Weighted Average Shares
          Outstanding                                                  8,939,294    8,939,294

BALANCE SHEET DATA:
   Working capital                                                    $   10,735   $   14,907
   Total assets                                                           52,024   $   58,226
   Total debt                                                             37,922   $    7,910
   Stockholders' (deficit) equity                                        (23,119)  $    9,076

_______________

(1) The FAS 106 gain in 1994 resulted from the reduction in the post-retirement health care benefits liability reflecting a change in actuarial assumptions related to the projected growth in medical costs.

(2) An extraordinary charge of $1.0 million, net of taxes, related to early extinguishment of senior and subordinated debt was incurred in September 1996 to write off unamortized deferred financing costs and the discount on subordinated debt which was paid off with the proceeds from the initial public offering on September 3, 1996.

(3) Reflects in 1992 a $0.2 million after-tax increase in net income resulting from the adoption of a new accounting standard for income taxes (FAS
109) and in 1993 a $9 million after-tax decrease in net income resulting from the adoption of the accrual basis of accounting for post-retirement health care benefits (FAS 106).

(4) Net income (loss) per share data have been omitted for years prior to 1995 as such amounts are not comparable due to the 1995 Recapitalization.

(5) Presented based on actual earnings and average shares outstanding in the periods indicated after giving effect to the 5,540-for-1 stock split and the conversion of the outstanding Warrants.

(6) Presented as if the 1995 Recapitalization, the issuance of shares of Common Stock pursuant to the initial public offering and the application of the net proceeds thereof to reduction in debt, all had occured effective January 1, 1995. Pro forma net income per share data does not include the extraordinary charge.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion of results of operations and financial condition is based upon and should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto, the Selected Financial Data and other financial data appearing elsewhere herein.

GENERAL

     The Company's 426 hourly employees are represented by the International Association of Machinists and Aerospace Workers. The Company's existing contract with the union expired March 23, 1997. The Company had been actively negotiating a new contract with the union and reached a tentative agreement between negotiators for the Company and the union. On March 22, 1997, the union membership failed to ratify the proposed new three year contract and authorized a work stoppage which began upon the expiration of the existing contract on March 23rd. There can be no assurance that the Company will be able to negotiate a satisfactory contract with the union. A prolonged work stoppage would have a material adverse effect on the operation and financial condition of the Company. No assurance can be given as to the duration of the present work stoppage.

     Gradall Industries operates in two segments of the construction equipment market. Historically, the majority of the Company's revenues has been generated by the sale of telescopic boom excavators and related parts, while sales of rough-terrain variable reach material handlers and related parts accounted for the balance of the revenues. Beginning in 1995, and continuing through 1996, the Company's product mix shifted and sales of material handlers exceeded sales of excavators. The growth of Gradall's material handler business reflects the strong growth of the material handler market and Gradall's continued market share of approximately 17%. Gradall's excavator business has grown with the increased sales of the Company's XL Series of excavators. Gradall was able to increase its sales of excavators in 1996 while the overall excavator industry experienced a decline of approximately 8%.

     The Company's consolidated net sales grew from $88.8 million in 1994 to $140.9 million in 1996, an increase of $52.1 million or 26.0% per annum. This increase is largely due to significant growth in the rough-terrain variable reach material handler market and to the increasing penetration of the excavator market by the Company's XL Series of excavators. Of the $52.1 million total increase of net sales in 1996, $41.1 million or 78.9% reflects growth in the Company's material handlers business (including related service parts), and $11.0 million or 21.1% relates to the growth of its excavator business (including related service parts).

     From 1994 to 1996, sales of material handlers grew from $30.7 million to $70.4 million representing an increase of 51.4% per annum. This growth is due to the overall growth in the market for material handlers and to an increase in demand for the Company's material handlers. Over the same period, the rough-terrain variable reach material handler market has grown at an overall rate of 34% per annum. This dynamic industry growth is due to new applications, increased rental demand and displacement of straight-mast forklifts and small rough-terain cranes.

     From 1994 to 1996, sales of excavators grew from $45.2 million to $55.1 million, representing an increase of 10.4% per annum. This growth is due to the success of the Company's XL Series excavators during both an expanding excavator market in 1995 and an 8% declining excavator market in 1996. The XL Series excavators strengthened Gradall's competitive position in the market for conventional crawler excavators. Approximately 75% of excavator units sold by the Company in 1996 were XL Series models. In April 1997, assuming the Company is able to successfully resolve the current work stoppage, Gradall intends to ship its first production units of the new XL 2200 excavator in the 11-14 ton size class. The Company believes that this new model is well-positioned to take advantage of growth in the niche market for smaller, more versatile high-pressure excavators.

     The Company manufactures and markets service parts for its excavators and material handlers. Although sales of service parts declined slightly in 1996 from 1995 levels, over a two year period, sales of service parts grew from $12.9 million in 1994 to $15.4 million in 1996, representing an increase of 9.3% per annum. In 1995, $0.6 million of the $15.6 million service parts sales was associated with a one-time military subcontract. Approximately 75% of service parts sales are related to the excavator product line.

     Net income before change in accounting and extrordinary item benefited from a $3.6 million gain in 1994 resulting from the reduction in the projected rate of growth of the Company's post-retirement health care obligation. Net income was reduced by an extraordinary charge of $1.0 million, net of taxes, in 1996 due to the write off of unamortized deferred financing costs and the discount on subordinated debt resulting from the repayment of indebtedness from the proceeds of the Company's initial public offering of common stock. In 1993, net income was reduced by a charge of $9.0 million, net of taxes, resulting from the adoption of the accrual basis of accounting for post-retirement health care benefits. In 1992, net income benefited from a $0.2 million gain, net of taxes resulting from the adoption of new accounting standards for income taxes.


RESULTS  OF  OPERATIONS

     The following table sets forth, for the periods indicated, items in the Company's income statements as a percentage of net sales for the periods indicated(1):


                                        Year Ended December 31,
                                        -----------------------
                                          1994    1995    1996
                                         ------  ------  ------
Net Sales:
     Excavators                           50.9%   41.5%   39.1%
     Material handlers                    34.6    45.3    50.0
     Service parts                        14.5    13.2    10.9
                                         ------  ------  ------
Total net sales                          100.0%  100.0%  100.0%
Cost of sales.                            80.3    78.2    76.7
                                         ------  ------  ------
     Gross profit                         19.7    21.8    23.3
Operating expenses:
     Engineering                           2.4     2.1     2.2
     Selling and marketing                 5.3     4.5     4.6
     Administrative                        5.2     4.3     3.8
                                         ------  ------  ------
Total operating expenses                  12.9    11.0    10.6
                                         ------  ------  ------
Operating income                           6.8    10.8    12.7
Other expense (income):
     Amortization of FAS 106 (gain)       (4.1)    0.0     0.0
     Interest expense                      1.3     1.4     2.2
     Other, net                            0.3     0.7     0.7
                                         ------  ------  ------
Income before provision for taxes          9.4     8.7     9.8
Income tax provision                       3.5     3.1     3.9
                                         ------  ------  ------

Net income before change in accounting     5.8%    5.6%    5.9%
                                         ======  ======  ======

______________
(1)  The  sum in any column may not equal the indicated total due to rounding.

Results  of  Operations  Fiscal  1996  Compared  to  Fiscal  1995

     Net sales. Net sales were $140.9 million for fiscal 1996, an increase of $22.5 million or 19.0% compared to $118.4 million for fiscal 1995. The increase in net sales was substantially attributable to a significant increase in unit volume of material handlers and a moderate increase in unit volume of excavators. Price increases affecting both product lines had a modest favorable impact. Net sales of excavators was $55.1 million for fiscal 1996, an increase of $5.9 million or 12.0% compared to $49.2 million for fiscal 1995. Net sales of material handlers was $70.4 million for fiscal 1996, an increase of $16.8 million or 31.3% compared to $53.6 million for fiscal 1995. Net sales of service parts was $15.4 million for fiscal 1996, a decrease of $0.2 million or 1.2% compared to $15.6 million for fiscal 1995. In 1995 $0.6 million of the $15.6 million was revenue associated with a one-time miliary subcontract. Although the Company expects net sales to increase in the future, assuming that the Company is able to successfully resolve the current work stoppage, it anticipates that the rate of growth, especially with respect to sales of material handlers, will not continue at the rate of growth experienced in 1996.

     Gross Profit. Gross profit amounted to $32.8 million for fiscal 1996, an increase of $7.0 million or 27.2% compared to $25.8 million for fiscal 1995. Gross profit as a percentage of net sales increased to 23.3% for fiscal 1996 from 21.8% for fiscal 1995, primarily due to improved production efficiencies and the economies of higher production volume.

     Engineering. Engineering expense was $3.1 million for fiscal 1996, an increase of $0.6 million or 23.0% compared to $2.5 million for fiscal 1995. This increase was due to the addition of engineering personnel to support new product development.

     Selling and Marketing. Selling and marketing expense was $6.5 million, an increase of $1.1 million or 21.3% compared to $5.4 million for fiscal 1995. This increase was primarily attributable to the expenses related to the 1996 ConExpo, a major trade show held every three years, and marketing costs tied to the increased sales volume.

     Administrative. Administrative expenses were $5.3 million for fiscal 1996, an increase of $0.2 million or 3.3% compared to $5.1 million for fiscal 1995. This increase was primarily attributable to higher legal expenses in connection with the settlement of litigation and the addition of professional employees to support quality control and management information systems.

     Interest Expense. Interest expense was $3.1 million for fiscal 1996, an increase of $1.5 million or 89.3% compared to $1.6 million for fiscal 1995. This increase in interest expense was due to increased borrowings in connection with the recapitalization which occurred on October 13, 1995. Fourth quarter 1996 interest was reduced as a result of the application of the net proceeds of the Company's initial public offering to reduce outstanding indebtedness. On an annualized basis interest expense will be reduced by approximately $2.6 million.

     Income Tax Provision. Income tax expense was $5.5 million for fiscal 1996, an increase of $1.8 million or 49.5% compared to $3.7 million for fiscal 1995, and represented an effective tax rate of 39.9% and 35.8%, respectively.

     Extraordinary Charge. An extraordinary charge of $1.0 million, net of taxes, related to early extinguishment of senior and subordinated debt was incurred in September 1996 to write off unamortized deferred financing costs and the discount on subordinated debt which was paid off with the proceeds from the Company's initial public offering on September 3, 1996.

     Net Income. Net Income was $7.3 million for fiscal 1996, an increase of $0.7 million or 10.7% compared to $6.6 million for fiscal 1995. The higher level of sales in fiscal 1996 generated higher operating margins which were partially offset by the additional interest cost related to the debt incurred with the 1995 Recapitalization and the extraordinary charge.

     Earnings Per Share After Extraordinary Charge. Earnings per share after extraordinary charge were $1.05 for fiscal 1996, a decrease of $0.12 or 10.3% from $1.17 for fiscal year 1995, principally as a result of the extraordinary charge described above and a higher number of shares outstanding after the initial public offering.

Results  of  Operations  Fiscal  1995  Compared  to  Fiscal  1994

     Net sales. Net sales were $118.4 million for fiscal 1995, an increase of $29.6 million or 33.3%, compared to $88.8 million for fiscal 1994. The increase in net sales was substantially attributable to a significant increase in unit volume of material handlers and a moderate increase in unit volume of excavators. Price increases affecting both product lines had a modest favorable impact. Net sales of excavators were $49.2 million for fiscal 1995, an increase of $4.0 million or 8.9%, compared to $45.2 million for fiscal 1994. Net sales of material handlers were $53.6 million for fiscal 1995, an increase of $22.9 million or 74.6%, compared to $30.7 million for fiscal 1994. Net sales of service parts were $15.6 million for fiscal 1995, an increase of $2.7 million or 20.9%, compared to $12.9 million for fiscal 1994. In 1995, $0.6 of the $15.6 million was revenue associated with a one-time military subcontract.

     Gross Profit. Gross profit amounted to $25.8 million for fiscal 1995, an increase of $8.3 million or 47.1% compared to $17.5 million for fiscal 1994. Gross profit as a percentage of net sales increased to 21.8% for fiscal 1995 from 19.7% for fiscal 1994, primarily due to improved production efficiencies and the economies of higher production volume.

     Engineering. Engineering expense was $2.5 million for fiscal 1995, an increase of $0.4 million or 17.9%, compared to $2.1 million for fiscal 1994. This increase was due to the addition of engineering personnel to support new product development.

     Selling and marketing. Selling and marketing expenses were $5.4 million for fiscal 1995, an increase of $0.6 million or 13.5%, compared to $4.7 million for fiscal 1994. This increase was primarily attributable to greater spending for advertising, higher interest expense for distributor financing plans and prepaid freight on stock service orders.

     Administrative. Administrative expenses were $5.1 million for fiscal 1995, an increase of $0.5 million or 11.3%, compared to $4.6 million for
fiscal  1994.    This  increase  was  primarily  attributable  to  greater
post-retirement  health  care  expenses  and  an  increase  in legal expenses.

     Interest expense. Interest expense was $1.6 million for fiscal 1995, an increase of $0.5 million or 43.3%, compared to $1.1 million for fiscal 1994. This increase was due to increased borrowings associated with the 1995 Recapitalization which occurred in October 1995.

     Income tax provision. Income tax expense was $3.7 million for fiscal 1995, an increase of $0.5 million or 16.8%, compared to $3.2 million for fiscal 1994 and represented an effective tax rate of 35.8% for fiscal 1995 and 37.9% for fiscal 1994.

     Net Income. Net Income was $6.6 million for fiscal 1995, an increase of $1.4 million or 27.9%, compared to $5.2 million for fiscal 1994. The higher level of sales in fiscal 1995 generated higher operating margins, which were partially offset by the additional interest cost related to the debt incurred with the 1995 Recapitalization. Additionally, net income for fiscal 1994 benefited from a $3.6 million gain resulting from the reduction in the projected rate of growth of the Company's post retirement health care obligation.

LIQUIDITY  AND  CAPITAL  RESOURCES

     In September, 1996, Gradall completed the initial public offering of 2,950,000 newly issued shares of common stock at $10.00 per share. As part of the offering, existing shareholders sold 1,075,000 shares of common stock including the shares received upon exercise of all the warrants issued in connection with the 1995 Recapitalization. The $26.9 million of net proceeds to the Company were used to redeem $2 million in preferred stock, to repay in full $10.0 million in subordinated debt and $9.6 million in senior term debt, and to reduce the Company's revolving credit borrowings by $5.4 million. As a result of the application of the proceeds from the initial public offering, Gradall incurred an after tax extraordinary charge in the fourth quarter of 1996 of $973,000, net of $622,000 of income tax benefits, to write off unamortized discount and deferred financing charges related to the warrants and the repayment of indebtedness.

     The Company has funded its operations primarily with cash generated from operations. The Company generated net cash from operating activities of $6.9 million in 1996 compared to $7.6 million for 1995. Net cash from operating activities for 1996 primarily resulted from $7.3 million of net income and $4.1 million of non-cash charges to income, primarily depreciation and the write off of $1.6 million deferred financing, which were more than offset by $4.5 million of net cash used by changes in operating assets and liabilities, primarily a $4.7 million increase in accounts receivable due to strong shipments. Net cash from operating activities for 1995 resulted primarily from $6.6 million of net income, $.9 million of non-cash charges to income less deferred taxes and $55,000 of net cash provided by changes in operating assets and liabilities, primarily a $4.1 million increase in payables and accruals that more than offset a $3.6 million increase in inventory.

     Net cash used by investing activities, consisting of purchases of property and equipment, was $2.2 million with an additional $2.0 million of capital equipment on order but not received in 1996 and $4.2 million in 1995. These capital expenditures were incurred primarily in connection with the
Company's multi-year program to increase production efficiencies, labor productivity and the output of the Company's manufacturing facility through investments in new capital equipment. The Company's capital investments in 1996 under this program totaled $2.3 million which was funded by cash from operations. Management expects to invest approximately $4.2 million of additional capital in 1997 for improvements under the multi-year program which would also be funded from internally generated cash flow as well as from borrowings under available credit facilities.

     On December 20, 1996, the Company's revolving credit facility was amended. The facility was increased to $25 million and the maturity date was extended to August 31, 1999. Borrowings under the revolving credit facility are limited by a borrowing base, which is based on the value of the Company's inventory and receivables from time to time. At December 31, 1996, borrowings under the revolver totaled $7.3 million and $14.7 million was available under the facility. Outstanding balances under the amended facility generally bear interest at the Company's choice of either LIBOR plus 1% or prime minus 0.5%. On December 31, 1996, the weighted average interest rate under the facility was 7%. The Company is not required to make any principal repayments of the amount outstanding under the facility until August 31, 1999.

     Borrowings under the amended credit facility are secured principally by the Company's inventory and receivables. The amended facility continues to require the Company to maintain various financial ratios and defined levels of tangible net worth and to restrict asset acquisitions and dispositions, additional indebtedness and certain payments, including cash dividends.

     A substantial amount of the Company's working capital is invested in accounts receivable and inventories. The Company periodically reviews accounts receivable for noncollectability and inventories for obsolescense and establishes allowances that it believes are appropriate. In addition, the Company continuously monitors the level of its purchase orders for raw materials and correlates these orders, and its inventory balances of various raw materials, to its current production schedule. To avoid shortages of raw materials during periods of increased demand, the Company may from time to time increase its level of purchases to meet its anticipated future level of production.

     The Company's hourly work force is currently participating in a work stoppage which began on March 23, 1997, after the union failed to ratify a tentative agrement reached between the Company and the union bargaining committee. If the Company is unable to successfully negotiate an end to this work stoppage, on a timely basis, it can be expected to have a material adverse effect on the Companys liquidity and capital resources. Assuming, that the Company is able to timely negotiate an end to the current work stoppage, the Company believes that cash flow from operations together with funds available under its amended credit facility will be adequate to fund its working capital and capital expenditure requirements for the foreseeable future.

ACCOUNTING  PRONOUNCEMENTS

     Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of," is effective for the year ended December 31, 1996. In the opinion of management, this statement did not materially impact the Company's financial position or results of operations.

     Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation," is effective for the year ended December 31, 1996. For further details, see Note 10 to the Consolidated Financial Statements.

Item  8.    FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA

     The Index to Consolidated Financial Statements and Schedule on page F-1 sets forth the financial statements and supplementary schedule included in this Annual Report on Form 10-K and their location herein. Schedules I, III and IV have been omitted as not required or not applicable or because the information required to be presented is included in the consolidated financial statements and related notes.


                           GRADALL INDUSTRIES, INC.
                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                      PAGES
                                                                      -----
Report of Independent Accountants on the Consolidated Balance Sheets
  as of December 31, 1996 and 1995 and the Consolidated Statements
  of Income, Changes in Stockholders' Equity and Cash Flows for each
  of the three years in the period ended December 31, 1996            F-2

Financial Statements:
  Consolidated Balance Sheets, December 31, 1996 and 1995             F-3
  Consolidated Statements of Income for the years ended
    December 31, 1996, 1995 and 1994                                  F-5
  Consolidated Statements of Changes in Stockholders' Equity
    for the years ended December 31, 1996, 1995 and 1994              F-6
  Consolidated Statements of Cash Flows for the years ended
    December 31, 1996, 1995 and 1994                                  F-7
  Notes to the Consolidated Financial Statements                      F-9

Schedule:
  II - Valuation and Qualifying Accounts                              F-22

                       REPORT OF INDEPENDENT ACCOUNTANTS


Board  of  Directors
Gradall  Industries,  Inc.

We  have  audited  the  accompanying  consolidated  balance  sheets of Gradall
Industries, Inc. and Subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, stockholders' equity and cash flows and the financial statement Schedule II for each of the three years in the period ended December 31, 1996. These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Gradall Industries, Inc. and Subsidiaries as of December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

                    /s/    Coopers  &  Lybrand  L.L.P.

Cleveland,  Ohio
March  7,  1997,  except  for
     Note  14,  as  to  which
     the  date  is  March  23,1997


                   GRADALL INDUSTRIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       as of December 31, 1996 and 1995
                            (Dollars in thousands)


ASSETS                                            1996     1995
                                                 -------  -------
Current assets:  Cash                            $   215  $ 1,537
  Accounts receivable - trade, net of allowance
    for doubtful accounts of $76 and $62          16,846   12,136
  Inventories                                     21,326   18,510
  Prepaid expenses and deferred charges              495      444
  Deferred income taxes                            1,151    1,371
                                                 -------  -------

      Total current assets                        40,033   33,998

Deferred income taxes                              5,257    5,143

Property, plant and equipment, net                11,535   10,619

Other assets:
  Deferred financing costs, net of accumulated
    amortization of $242 and $80                     608    1,573
  Other                                              793      691
                                                 -------  -------

      Total other assets                           1,401    2,264
                                                 -------  -------

      Total assets                               $58,226  $52,024
                                                 =======  =======

The accompanying notes are an integral part of these consolidated financial statements.


                    GRADALL INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS, CONTINUED
                        as of December 31, 1996 and 1995
                             (Dollars in thousands)


LIABILITIES AND STOCKHOLDERS' EQUITY                              1996       1995
                                                                ---------  ---------
Current liabilities:
  Capital lease obligation, current portion                     $    174   $    172
  Long-term debt, current portion                                             1,350
  Accounts payable - trade                                        13,405     14,672
  Accrued other expenses:
     Salaries                                                      1,061        514
     Legal                                                         1,800      1,256
     Vacation                                                      1,130      1,050
     Warranty                                                      1,225      1,272
     Income taxes                                                  1,333     (2,156)
     Other                                                         4,998      5,133
                                                                ---------  ---------
        Total current liabilities                                 25,126     23,263
                                                                ---------  ---------

Long term obligations:
  Capital lease obligation, net of current portion                   445        619
  Long-term debt, net of current portion                           7,291     35,781
  Accrued post-retirement benefit cost                            14,604     13,824
  Other long term liabilities                                      1,684      1,656
                                                                ---------  ---------

          Total long term obligations                             24,024     51,880
                                                                ---------  ---------

          Total liabilities                                       49,150     75,143
                                                                ---------  ---------

Stockholders' equity:
  Common stock, $.001 par value; 18,000,000 shares
     authorized;8,939,294 and 5,540,000 issued and
     outstanding in 1996 and 1995, respectively                        9          6
  Series A preferred stock, par value $.01 per share;
     300 shares authorized 140 issued and outstanding
      in 1995                                                                 2,000
  Serial preferred shares, par value $.001 per share
     2,000,000 shares authorized, none issued and outstanding
  Additional paid-in capital                                      38,907     11,994
  Additional paid-in capital - warrants                                       1,000
  Accumulated deficit                                            (29,840)   (38,119)
                                                                ---------  ---------

          Total stockholders' equity (deficit)                     9,076    (23,119)
                                                                ---------  ---------

           Total liabilities and stockholders' equity           $ 58,226   $ 52,024
                                                                =========  =========

The  accompanying  notes  are  an  integral part of these consolidated financial statements.


                        GRADALL INDUSTRIES, INC. AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF INCOME
                    for the years ended December 31, 1996, 1995 and 1994
                                   (Dollars in thousands)


                                                              1996        1995       1994
                                                           ----------  ----------  ---------
Net sales                                                  $  140,909  $  118,438  $ 88,820

Cost of sales                                                 108,098      92,637    71,280
                                                           ----------  ----------  ---------

       Gross profit                                            32,811      25,801    17,540

Operating expenses:
  Engineering                                                   3,081       2,504     2,123
  Selling and marketing                                         6,509       5,365     4,728
  Administrative                                                5,306       5,138     4,618
                                                           ----------  ----------  ---------

       Total operating expenses                                14,896      13,007    11,469
                                                           ----------  ----------  ---------

       Operating income                                        17,915      12,794     6,071

Other expense (income):   Amortization of FAS 106 gain                               (3,626)
  Interest expense                                              3,108       1,642     1,146
  Other                                                         1,018         865       234
                                                           ----------  ----------  ---------

       Net other expense (income)                               4,126       2,507    (2,246)
                                                           ----------  ----------  ---------

       Income before income taxes and extraordinary item       13,789      10,287     8,317

Income tax provision                                            5,503       3,680     3,152
                                                           ----------  ----------  ---------

Income before extraordinary item                                8,286       6,607     5,165

Extraordinary item, loss from early extinguishment of
  debt, net of income tax benefit of $622                         973
                                                           ----------  ----------  ---------

Net income                                                 $    7,313  $    6,607  $  5,165
                                                           ==========  ==========  =========

Weighted average shares outstanding                         6,956,507   5,637,244
                                                           ==========  ==========  =========

Net income per share:
  Before extraordinary item                                $     1.19  $     1.17
  After extraordinary item                                 $     1.05  $     1.17

The  accompanying  notes  are  an  integral part of these consolidated financial statements.


                                          GRADALL INDUSTRIES, INC. AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                     FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                                                    (DOLLARS IN THOUSANDS)



                                                                                    Additional
                                                                       Additional    Paid-In
                                                Common    Preferred     Paid-In      Capital   Accumulated
                                                 Stock      Stock       Capital      Warrants    Deficit       Total
                                                -------  -----------  ------------  ----------  ---------  -------------
Balance December 31, 1993                                                                       $ (8,326)  $     (8,326)

  Net income                                                                                       5,165          5,165

  Change in unfunded pension obligation                                                               27             27
                                                -------  -----------  ------------  ----------  ---------  -------------

Balance December 31, 1994                                                                         (3,134)        (3,134)

  Net income                                                                                       6,607          6,607

  Stock dividend                                $    5                $        (4)                    (1)

  Issuance of 4,570,500 shares                       5                     10,495                                10,500

  Issuance of 554,000 shares to employees            1                      1,499                                 1,500

  Redemption of 4,570,500 shares                    (5)                         4                (39,591)       (39,592)

  Issuance of 449,294 common  stock warrants                                        $   1,000                     1,000

  Issuance of 140 preferred shares                       $    2,000                               (2,000)
                                                -------  -----------  ------------  ----------  ---------  -------------

Balance December 31, 1995                            6        2,000        11,994       1,000    (38,119)       (23,119)

  Issuance of 2,950,000 shares of common stock       3                     24,913                                24,916

  Redemption of 140 preferred shares                         (2,000)        2,000

  Redemption of 449,294 common stock warrants                                          (1,000)     1,000

  Net income                                                                                       7,313          7,313

  Change in unfunded pension obligation                                                              (34)           (34)
                                                -------  -----------  ------------  ----------  ---------  -------------

Balance December 31, 1996                       $    9   $            $    38,907   $           $(29,840)  $      9,076
                                                =======  ===========  ============  ==========  =========  =============

The  accompanying  notes  are  an  integral part of these consolidated financial statements.


                           GRADALL INDUSTRIES, INC. AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                     FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                                    (DOLLARS IN THOUSANDS)


                                                                  1996       1995       1994
                                                                ---------  ---------  --------
Cash flows from operating activities:
  Net income                                                    $  7,313   $  6,607   $ 5,165
  Adjustments to reconcile net income to net cash provided
      by operating activities:
    Extraordinary charge, before tax benefit                       1,595
    Change in unfunded pension obligation                            (34)                  27
    Post-retirement benefit transition obligation                    780        779    (3,085)
    Depreciation                                                   1,391      1,081       929
    Amortization                                                     344        125        16
    Deferred income taxes                                            106     (1,161)      992
    Equity loss on investment                                         44         43        14
    (Gain) loss on sale of property, plant and equipment            (111)        41       (13)
    Increase in accounts receivable                               (4,710)      (492)   (1,338)
    Increase in inventory                                         (2,816)    (3,618)   (2,906)
    (Increase) decrease in prepaid expenses                          (51)      (157)       48
    (Increase) decrease in other assets                             (152)        13        10
    Increase in accounts payable and accrued expenses              3,211      4,106     5,804
    Increase (decrease) in accrued other long-term liabilities        28        203      (579)
                                                                ---------  ---------  --------
      Net cash provided by operating activities                    6,938      7,570     5,084
                                                                ---------  ---------  --------
Cash flows from investing activities:
  Proceeds from sale of property, plant and equipment                104         30        21
  Purchase of property, plant and equipment                       (2,300)    (4,189)   (1,214)
  Investment in joint venture                                                            (100)
                                                                ---------  ---------  --------
      Net cash used in investing activities                       (2,196)    (4,159)   (1,293)
                                                                ---------  ---------  --------

Cash flows from financing activities:
  Net proceeds from initial public offering                       26,916
  Payment of term debt                                           (10,000)
  Payment of subordinated debt                                   (10,000)
  Issuance of 4,570,500 common shares                                        10,500
  Redemption of preferred stock                                   (2,000)
  Issuance of 554,000 common shares to employees                              1,500
  Proceeds from note payable                                                            2,448
  Redemption of 4,570,500 common shares                                     (39,592)
  New debt incurred in connection with the recapitalization,
    including $1 million of common stock warrants                            38,941
  Debt repaid in the recapitalization transaction                           (10,802)
  Recapitalization expenses                                                  (1,654)
  Repayments on capital leases                                      (172)      (102)      (86)
  Net advances (repayments) on revolving line of credit          (10,808)      (825)   (3,461)
  Payments on notes payable                                                            (3,026)
      Net cash used in financing activities                       (6,064)    (2,034)   (4,125)
                                                                ---------  ---------  --------

      Net (decrease) increase in cash                             (1,322)     1,377      (334)
                                                                ---------  ---------  --------

Cash, beginning of year                                            1,537        160       494
                                                                ---------  ---------  --------

Cash, end of year                                               $    215   $  1,537   $   160
                                                                =========  =========  ========

The  accompanying  notes  are  an  integral part of these consolidated financial statements.


          GRADALL INDUSTRIES, INC. AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
      FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                    (DOLLARS IN THOUSANDS)


                                              1996    1995    1994
                                             ------  ------  ------
SUPPLEMENTAL DISCLOSURE:
  CASH PAID FOR:
    INCOME TAXES                             $2,875  $4,460  $1,273
                                             ======  ======  ======

    INTEREST                                 $3,572  $1,029  $  858
                                             ======  ======  ======

  OTHER:
    AMOUNTS FINANCED THROUGH CAPITAL LEASES  $    -  $  476  $  430
                                             ======  ======  ======

The accompanying notes are an integral part of these consolidated financial statements.

                   GRADALL INDUSTRIES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (Dollars in thousands)


1.          NATURE  OF  BUSINESS  AND  BASIS  OF  PRESENTATION:

Gradall Industries, Inc. (the Company), formerly ICM Industries Inc. (ICM), is a holding company. The consolidated financial statements include the Company and its wholly-owned subsidiaries, The Gradall Company and Gradall Investment
Company.    Gradall  Investment  Company  was  dissolved  in  1996.

The Gradall Company manufacturers and sells excavating and materials handling equipment to public and private sector customers throughout the world through their distribution organization.

On September 15, 1995, ICM entered into a Recapitalization Agreement (the "Recapitalization" or the "Agreement"), which was effective October 13, 1995, under which ICM (a) issued common shares comprising an 82.5% common equity interest to MLGA Fund II, L.P. and partners for a price of $10.5 million; (b) redeemed a portion of the common shares owned by Jack D. Rutherford and David
T. Shelby at a purchase price of $44.5 million, less costs and expenses of the transaction, certain payments to officers and employees, amounts required to retire existing indebtedness of The Gradall Company, and further adjusted as required in the Agreement for working capital, income taxes, property additions and cash balances as of the effective date of the transaction; (c) issued 140 shares of Preferred Stock with a liquidation preference of $2 million to Messrs. Rutherford and Shelby; (d) issued common shares representing 10% of its outstanding common stock to certain officers and employees, and (e) distributed certain non-Gradall investments to Messrs.
Rutherford  and  Shelby  pursuant  to  a  plan  of  partial  liquidation.

The Recapitalization was financed under a Loan and Security Agreement with Heller Financial, Inc. for a $10 million term loan repayable in installments through September 30, 2000 and up to $22 million in revolving loan commitments for a period of five years, along with a Securities Purchase Agreement with The Marlborough Capital Investment Fund, L.P. and Mellon Ventures, Inc. for
$10 million of 12.5% Senior Subordinated Notes due October 31, 2003 and warrants for 449,294 shares of common stock. These transactions were accounted for as a leveraged recapitalization under which the existing basis of accounting was continued, and assets and liabilities of the continuing business were carried forward. Under the Agreement the name of ICM was changed to Gradall Industries, Inc.

Sources and uses of cash in connection with these transactions are summarized below:


    Sources of cash:
     Purchase of 4,570,500 shares by MLGA Fund II, LP               $10,500
     Purchase of 554,000 shares by employees                          1,500
     Borrowing from Heller Financial, Inc. - Term Loan               10,000
     Borrowing from Heller Financial, Inc. - Revolvers               17,941
     12.5% Senior Subordinated Notes                                 10,000
     Company funds                                                    2,809
                                                                    -------
                                                                    $52,750
                                                                    =======


    Uses of cash:
     Repayment of State of Ohio debt                                $ 1,320
     Repayment of Bank One Debt, including accrued interest of $43    9,482
     Acquisition of 4,570,500  shares from Rutherford and Shelby     39,592
     Financing and other transaction costs                            2,356
                                                                    -------
                                                                    $52,750
                                                                    =======

                   GRADALL INDUSTRIES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (Dollars in thousands)


1.          NATURE  OF  BUSINESS  AND  BASIS  OF  PRESENTATION,  CONTINUED:

The purchase price was further adjusted based on the actual tax liabilities as of the closing date including consideration of any taxes resulting from the distribution of the non-Gradall investments to Messrs. Rutherford and Shelby. Subsequent adjustments to date have not had a material impact on the accompanying financial statements.

Former wholly-owned subsidiaries of ICM, Magna Power and International Consulting Management were transferred to Messrs. Rutherford and Shelby in connection with the Recapitalization described above. For purposes of these consolidated financial statements, this spin-off transaction has been treated as a change in the reporting entity and these entities have been excluded from the accompanying financial statements for all periods presented on the basis that these companies operated in different industries, were autonomous and had only incidental transactions with the Company. Management fees to these former subsidiaries of $288 and $550 for the years ended December 31, 1995 and 1994, respectively, are included in the accompanying consolidated statements of income.

The following table summarizes the October 12, 1995 book values of the companies transferred and excluded from these financial statements:


    Cash                    $   944
    Accounts receivable       5,976
    Inventory                 6,948
    Property and equipment    3,350
    Other                       579
                            -------

                            $17,797
                            =======


    Accounts payable        $ 3,229
    Accrued liabilities       3,044
    Debt                     10,789
    Net assets                  735
                            -------

                            $17,797
                            =======


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


In connection with the offering, the Company increased the number of its authorized shares of common stock from 2,200 to 18,000,000 and effected a 5,540 to 1 stock split. All applicable share and per share data have been retroactively adjusted for the stock split.

                   GRADALL INDUSTRIES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (Dollars in thousands)


2.          SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES:

PRINCIPLES  OF  CONSOLIDATION:    The  accompanying  consolidated  financial
statements  include  the  accounts  of  the  Company  and  its  wholly-owned
subsidiaries.    All  significant  intercompany accounts and transactions have been  eliminated.

USE OF ESTIMATES: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements
and  related  notes.    Actual  results  may  differ  from  those  estimates.

REVENUE RECOGNITION: The Company's revenue recognition policy is to recognize revenue when products are shipped.

INVENTORIES: Inventories are stated at cost not in excess of market value using the last-in, first-out (LIFO) method of inventory costing. Inventory cost includes materials, direct labor, manufacturing overhead, and outside service costs. Market value is determined by comparison with recent purchases or realizable value.

PROPERTY, PLANT AND EQUIPMENT: Expenditures for property, plant and equipment and for renewals and betterments which extend the originally estimated
economic  lives  of  assets  are  capitalized  at  cost.    Expenditures  for
maintenance and repairs are charged to expense. Items which are sold, retired, or otherwise disposed of are removed from the asset and accumulated depreciation accounts and any gains or losses are reflected in income. The Company's depreciation and amortization methods are as follows:


    Description             Useful Life     Method
--------------------------  -----------  -------------
Machinery and equipment      3-10 years  Straight-line
Buildings and improvements  10-24 years  Straight-line
Furniture and fixtures       3-10 years  Straight-line

PATENTS: The cost of patents is being amortized on a straight-line basis over the remaining legal life of the patents.

DEFERRED  FINANCING  COSTS:    Costs  incurred  to  obtain financing have been
capitalized and are being amortized over the life of the respective financing arrangements.

INCOME TAXES: The Company follows the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("Statement 109"). Deferred income taxes arise from reporting certain items of income and expense for tax purposes in a different period than for financial reporting purposes. The principle difference relates to accounting for post-retirement health benefits.

FAIR VALUE OF FINANCIAL INSTRUMENTS: The Company's financial instruments consist principally of cash, accounts receivable, accounts payable and accrued liabilities in which the fair value of these financial instruments approximates the carrying value. The Company's revolving line of credit provides for periodic changes in interest rates which approximate current rates and therefore, the fair value of the debt approximates carrying value.

                   GRADALL INDUSTRIES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (Dollars in thousands)


2.          SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES,  CONTINUED:

PER SHARE DATA: The per share data is based on the weighted average number of shares of common stock and common stock equivalents outstanding during each year.

RECLASSIFICATIONS:    Certain 1995 and 1994 balances have been reclassified to
conform  to  the  current  year's  presentation.

3.          INVENTORIES:

Inventories  are  comprised  of:


                        1996     1995
                       -------  -------
    Raw materials      $ 1,167  $   936
    Work in process     18,402   16,585
    Finished goods       7,187    6,150
                       -------  -------
                        26,756   23,671

    Less LIFO reserve    5,430    5,161
                       -------  -------

    Total inventory    $21,326  $18,510
                       =======  =======


4.          PROPERTY,  PLANT  AND  EQUIPMENT:
     The major classes of property, plant and equipment are summarized as follows:


                                    1996     1995
                                   -------  -------
Land                               $   513  $   513
Machinery and equipment             14,836   14,001
Buildings and improvements           5,587    5,291
Furniture and fixtures               1,652    1,340
Construction in progress             1,380      670
                                   -------  -------

                                    23,968   21,815
    Less accumulated depreciation   12,433   11,196
                                   -------  -------

Net property, plant and equipment  $11,535  $10,619
                                   =======  =======

                GRADALL  INDUSTRIES,  INC.  AND  SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (Dollars in thousands)


5.          LONG-TERM  DEBT:

     Long  term  debt  includes:


                                                   1996    1995
                                                  ------  -------
Term loan                                                 $10,000
Revolving credit                                  $7,291   18,100
12.5% Senior subordinated notes, net of discount
  of $968,719 related to warrants                           9,031
                                                          -------
                                                   7,291   37,131
Less current portion                                        1,350
                                                          -------

                                                  $7,291  $35,781
                                                  ======  =======


In 1995, the Recapitalization was financed under a Loan and Security Agreement with Heller Financial, Inc. which provided for a $10 million term loan repayable in installments through September 30, 2000 and up to $22 million in revolving loan commitments for a period of five years, along with a Securities Purchase Agreement with The Marlborough Capital Investment Fund, L.P. and Mellon Ventures, Inc. for $10 million of 12.5% Senior Subordinated Notes due October 31, 2003 and warrants for 449,294 shares of common stock.

In 1996, the Company's Loan and Security Agreement with Heller Financial, Inc. was amended and restated as of December 20, 1996. This agreement provides for up to $25 million in revolving loan commitments. There are no aggregate maturities on the revolving loan commitment. Amounts borrowed based on the borrowing base, as defined, may be repaid and reborrowed at any time prior to the earlier of a default or August 31, 1999, the termination date.

The revolving line of credit bears interest at either LIBOR plus 1% or prime minus .50% at December 31, 1996. At December 31, 1996, the prime rate was 8.25% and LIBOR was 5.66% and the actual interest rate in effect for the revolving line of credit was 6.97%. The Company also pays an unused line fee of 1/4 percent per annum.

The terms of the financing agreement contain, among other provisions, restrictions on the level of capital expenditures and various financial
ratios,  as  defined.    The  financing  agreements  are  collateralized  by
substantially  all  the  assets  of  the  Company.

6.          LEASE  OBLIGATIONS:

The Company leases certain machinery and equipment under capital leases expiring beginning in the year 1998. The assets and liabilities under capital leases are recorded at the original purchase cost. The assets are depreciated over their estimated productive lives. Depreciation of assets under capital leases is included in depreciation expense.

                   GRADALL INDUSTRIES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (Dollars in thousands)


6.          LEASE  OBLIGATIONS,  CONTINUED:

In addition, the Company leases certain equipment under operating leases having terms up to 5 years which are for equipment. A number of these leases have renewal options.

The  following  is  a  summary  of  property  held  under  capital  leases:


                                  1996      1995
                               --------  --------
Machinery and equipment        $  1,020  $  1,020
Less accumulated depreciation       230       128
                               --------  --------

                               $    790  $    892
                               ========  ========


The following is a summary of future minimum payments under capitalized and operating leases that have remaining noncancelable lease terms in excess of one year at December 31, 1996:


                                        Capital   Operating
                                         Leases     Leases
                                        --------  ----------
     Year ending December 31,
--------------------------------------
        1997                            $    221  $      227
        1998                                 236          46
        1999                                  97          21
        2000                                 171          13
        2001                                               5
                                        --------  ----------

Total minimum lease payments                 725  $      312
                                                  ==========
Interest                                     106
                                        --------

Liability under capital lease payments       619
Current portion                              174
                                        --------

Long-term capitalized lease obligation  $    445
                                        ========

Rental expense for operating leases amounted to $397, $319 and $336 for the years ended December 31, 1996, 1995 and 1994, respectively.

7.          EMPLOYEE  BENEFIT  PLANS:

PENSION PLANS: Substantially all employees are covered by pension plans which provide for monthly pension payments to eligible former employees who have retired. The Company sponsors two plans, one for members of the collective bargaining unit and one for salaried and other eligible employees.

                   GRADALL INDUSTRIES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (Dollars in thousands)


7.          EMPLOYEE  BENEFIT  PLANS,  CONTINUED:

Benefits paid under the collective bargaining unit plan are based on a benefit multiplier times years of credited service, reduced by benefits under a prior plan. Such prior plan benefits are guaranteed under the terms of group annuity contracts. Benefits paid under the salary plan are based on the greater of a benefit multiplier times years of credited service or a
percentage  of  pre-retirement  earnings.    Pension  costs  are  funded  as
actuarially determined and to the extent cash contributions are deductible for federal income tax purposes. The collective bargaining unit plan uses the entry age normal actuarial cost method to determine annual contributions to the plan. The salary plan uses the unit credit actuarial cost method to determine contributions.

The components of net periodic pension cost for the years ended December 31, 1996, 1995 and 1994 are as follows:


                                 1996      1995     1994
                               --------  --------  ------

Service cost                   $   693   $   566   $ 611
Interest cost                      738       644     554
Actual return of plan assets    (1,118)   (1,399)     50
Net amortization and deferral      532       943    (473)
                               --------  --------  ------

Total pension cost             $   845   $   754   $ 742
                               ========  ========  ======


  The funded status of the plans as of December 31, 1996 and 1995 are as follows:


                                                                   1996                    1995
                                                               ------------             -----------
                                                          Collective              Collective
                                                          Bargaining   Salaried   Bargaining   Salaried
                                                          Unit Plan      Plan      Unit Plan     Plan
                                                         ------------  ---------  -----------  ---------
  Accumulated benefit obligation:
    Vested                                               $     5,612   $   3,129  $     5,117  $   2,693
    Nonvested                                                    699         276          491        144
                                                         ------------  ---------  -----------  ---------

                                                         $     6,311   $   3,405  $     5,608  $   2,837
                                                         ============  =========  ===========  =========

  Projected benefit obligation                                 6,311       4,679        5,608      4,011
  Plan assets at fair value, primarily stock and
       bond funds                                              5,213       3,867        4,275      3,287
                                                         ------------  ---------  -----------  ---------

  Projected benefit obligation in excess of plan assets        1,098         812        1,333        724

  Unrecognized net asset                                                       1                       1
  Unrecognized net loss                                        1,154         218        1,103        232
  Unrecognized prior service cost                                 17         118           20        128
                                                         ------------  ---------  -----------  ---------

  (Prepaid asset)/pension liability recognized in other
       current assets and other current liabilities,
       respectively                                      $       (73)  $     475  $       210  $     363
                                                         ============  =========  ===========  =========

                   GRADALL INDUSTRIES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (Dollars in thousands)


7.          EMPLOYEE  BENEFIT  PLANS,  CONTINUED:
The  actuarial  assumptions  used  were  as  follows:


                                             1996   1995   1994
                                             -----  -----  -----
Discount rate                                 7.5%   7.5%   8.5%
Rate of increase in compensation levels       4.5%   4.5%   4.5%
Expected long-term rate of return on assets   8.5%   8.5%   8.5%


Statement of Financial Accounting Standards No. 87 contains a provision which requires the recognition of a liability (including unfunded accrued pension costs) that is at least equal to the unfunded accumulated benefit obligation (the excess of the accumulated benefit obligation over the fair value of plan assets). Recognition of an additional minimum liability is required if an unfunded accumulated benefit exists and the liability already recognized as unfunded accrued pension cost is less than the unfunded accumulated benefit obligation. The additional minimum liability of $1,171 and $1,123 at December 31, 1996 and 1995, respectively, has been included in other long-term liabilities and an intangible pension asset of $17 and $20 at December 31, 1996 and 1995, respectively, has been recorded in an amount not exceeding the amount of unrecognized prior service cost. The difference between the long-term liabilities and the intangible asset has been reported net of income tax effect within equity.

SAVINGS AND INVESTMENT PLAN: Substantially all employees are eligible to participate in a savings and investment plan. The Company sponsors two plans, one for members of the collective bargaining unit and one for salaried and other eligible employees. The plans provide for contributions by employees, through salary reductions, and for a matching contribution by the Company based on a rate determined for each plan year by the Board of Directors of the Company. The plans also provide for a discretionary contribution by the Company.

DEFERRED COMPENSATION PROGRAM: The Company has a deferred compensation program under which certain employees may elect to postpone receipt of a portion of their earnings. The amounts so deferred are deposited in a trust account, but remain assets of the Company. The trustees of the program are officers of the Company.

PROFIT SHARING PLAN: The Company maintains a profit sharing plan covering union and salaried employees. The amount of the profit sharing bonus is determined by the Company's return on sales and is calculated based upon the wages of eligible employees.

POST-RETIREMENT BENEFITS: The Company provides eligible retired employees with health care and life insurance benefits. These benefits are provided on a non-contributory basis for life insurance and contributory basis for medical
coverage.    Currently,  the  Company  does  not  pre-fund  these  benefits.

                   GRADALL INDUSTRIES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (Dollars in thousands)


7.          EMPLOYEE  BENEFIT  PLANS,  CONTINUED:

The components of periodic net post-retirement benefit cost for the years ended December 31, 1996, 1995 and 1994 are as follows:


                                                 1996      1995     1994
                                                 -----     -----  --------
Service cost                                  $    539  $    393  $   328
Interest cost                                    1,143     1,098      916
Amortization of loss (gain)                         17             (3,626)
                                              --------  --------  --------

  Net periodic post retirement benefit cost   $  1,699  $  1,491  $(2,382)
                                              ========  ========  ========

The following table displays the plans' funded status at December 31, 1996 and 1995 based on the most recent actuarial analysis at December 31, 1996 and 1995:


                                                                        1996      1995
                                                                      --------  --------
Accumulated post-retirement benefit obligations:
  Retirees                                                            $ 7,155   $ 6,943
  Fully-eligible active plan participants                               4,401     4,006
  Other active plan participants                                        4,959     4,683
                                                                      --------  --------

          Total                                                       $16,515   $15,632
                                                                      ========  ========

  Plan assets at fair value                                           $     -   $     -
  Accumulated post-retirement benefit obligation in excess of assets   16,515    15,632
  Unrecognized net actuarial loss                                      (1,911)   (1,808)
                                                                      --------  --------

            Accrued post-retirement benefit cost                      $14,604   $13,824
                                                                      ========  ========


The gain amount shown in 1994 is the result of a change in the estimated medical inflation rate assumption and the Company's decision to fully recognize this gain at that time. The gain in amortization in 1994 is included in other income (expense).
For measuring the expected, Post-Retirement Benefit Obligation, an 8% annual rate increase in the per capita cost of covered health care benefits was assumed for 1997. This rate was assumed to decrease to 5.5% by 2012 and remain constant thereafter. The weighted average discount rate used in determining  the  Accumulated  Post-retirement  Benefit Obligation was 7.5% at
December    31,  1996  and  1995.

If  the  health  care  cost  trend  rate  were  increased  1%  the Accumulated
Post-Retirement Obligation as of December 31, 1996 would have increased by $2,178 and the effect of this change on the aggregate of service and interest costs for 1996 would be an increase of $138 and $142, respectively.

                   GRADALL INDUSTRIES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (Dollars in thousands)


8.          INCOME  TAXES:

The provision for income taxes for the years ended December 31, 1996, 1995 and 1994 consisted of the following:


                                             1996     1995     1994
                                            ------  --------  ------

Federal                                     $3,433  $ 3,888   $1,842
State                                          642      849      384
Deferred                                       806   (1,057)     926
                                            ------  --------  ------

                                             4,881    3,680    3,152
                                            ------  --------  ------

Tax effect of extraordinary charge (shown
      separately)                              622
                                            ------  --------  ------

                                            $5,503  $ 3,680   $3,152
                                            ======  ========  ======

The Company's effective tax rate differed from the federal statutory rate as follows:


                                  1996    1995    1994
                                 ------  ------  ------
Federal statutory rate           35.0 %  34.0 %  34.0 %
Effect of state and local taxes     3.6    4.8      3.0
Change in tax liability                   (3.0)       -
Other                               1.4      -      0.9
                                 ------  ------  ------

                                 40.0 %  35.8 %  37.9 %
                                 ======  ======  ======

The components of the net deferred tax benefits (liabilities) as of December 31, 1996 and 1995 were as follows:


                                        1996      1995
                                      --------  --------
Current:
  Inventories                         $  (762)  $  (813)
  Accrued expenses                      1,882     2,184
  Other                                    31         -
                                      --------  --------

                                      $ 1,151   $ 1,371
                                      ========  ========

Long-term:
  Basis of property and equipment     $(1,393)  $(1,352)
  Post-retirement benefits liability    5,964     5,646
  Accrued expenses                        686       849
                                      --------  --------

                                      $ 5,257   $ 5,143
                                      ========  ========

                   GRADALL INDUSTRIES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (Dollars in thousands)


8.          INCOME  TAXES,  CONTINUED:
The sources of timing differences and the related deferred tax effects were as follows:


                                     1996     1995      1994
                                    ------  --------  -------
Accrued expenses                    $ 970   $  (577)  $ (444)
Post-retirement benefits liability   (318)     (308)   1,049
Depreciation                          212        84       29
Inventory                             (52)       20      (27)
Other                                  (6)     (276)     319
                                     -----  --------  -------

                                    $ 806   $(1,057)  $  926
                                    ======  ========  =======

Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

9.          PREFERRED  STOCK:

The Company is authorized to issue shares of Series A preferred stock in which each share has one vote with a fixed aggregate of 12% of the total vote. The holders of this preferred stock will vote together with the holders of the Company's common stock on all matters submitted to the Company's stockholders. Holders may require the Company to redeem preferred shares proportionately to any reduction in shares held by MLGA Fund II, L.P. At December 31, 1996 no Series A preferred stock was outstanding.

The Board of Directors is authorized, subject to any limitations prescribed by law, to issue preferred stock in one or more classes or series and to fix the designations, voting powers, preferences, rights, qualifications, limitations or restrictions of any such class or series, including dividend rights, dividend rates, redemption prices and terms, conversion rights and liquidation preferences of each class or series of Preferred Stock, without any further vote or action by the stockholders of the Company.

10.          STOCK  OPTIONS:

On October 13, 1995, the stockholders approved an incentive stock option program under which 315,226 shares of the Company's common stock are reserved for grants to key employees. The option price is to be determined by the Board, but may not be less than 100% of the fair market value of the Company's common stock at the time of the grant and options must generally be exercised within ten years from the date of grant. On October 13, 1995, 132,406 options were granted at an exercise price of $2.71 and on April 18, 1996, 150,965 options were granted at an exercise price of $6.32 of which 5,540 options were forfeited.

The Board of Directors adopted an amendment to the Company's stock option program on March 10, 1996 in which an additional 200,000 shares would be available for issuance under the program subject to stockholders' approval at the annual meeting on May 14, 1997.

                   GRADALL INDUSTRIES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (Dollars in thousands)


10.          STOCK  OPTIONS,  CONTINUED:

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." This statement defines a fair value based method of accounting for an employee stock option or similar equity instrument. The statement does, however, allow an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued To Employees."

In 1996, the Company adopted provisions of SFAS No. 123 by providing disclosures of the pro forma effect on net income and earnings per share that would result if the fair value compensation element were to be recognized as expense. The following table shows the pro forma earnings and earnings per share for 1996 and 1995 along with significant assumptions used in determining the fair value of the compensation amounts.


                             1996       1995
                           ---------  ---------
Pro forma amounts:
  Net income               $   7,242  $   6,603
  Earnings per share       $    1.04  $    1.17

Assumptions:
  Dividend yield                   0          0
  Expected volatility        34.46 %    35.01 %
  Risk free interest rate     6.3  %     5.7  %
  Expected lives             4 years    4 years

11.          CONTINGENCIES:

The Company was involved in certain claims and litigation related to its operations. Based upon the facts known at this time, management is of the opinion that the ultimate outcome of all such claims and litigation will not have a material adverse effect on the financial condition or results of operations of the Company.

                   GRADALL INDUSTRIES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (Dollars in thousands)


12.          PRO  FORMA  INFORMATION:

Net income and net income per share are presented below as if the 1995 Recapitalization, the issuance of shares of common stock pursuant to the initial public offering and the application of the net proceeds thereof to the reduction in debt, all had occurred as of January 1, 1995.


                                                                     1996        1995
                                                                 -----------  -----------

Net income as reported                                           $    7,313   $    6,607
Extraordinary charge                                                    973
Reduction in interest expense using an average interest rate of
     8.2% including the elimination of amortization of deferred
     financing costs                                                  2,013          434
Increase in income taxes related to the pro forma adjustments          (763)        (180)
                                                                 -----------  -----------

    Pro forma net income                                         $    9,536   $    6,861
                                                                 ===========  ===========
Average shares outstanding as if the initial public
    offering had occurred on January 1, 1995                      8,939,294    8,939,294
        Pro forma net income per share                           $     1.07   $      .77

13.          EXTRAORDINARY  ITEM:

The early repayment of the term debt and subordinated debt with the proceeds of the initial public offering resulted in the write-off of $723 of deferred financing costs and unamortized discount on the subordinated debt of $872 which have been accounted for as an extraordinary charge resulting from early extinguishment of debt net of applicable income taxes of $622. Total income before taxes after consideration of these extraordinary expenses amounted to $12,194 for the year ended December 31, 1996.


14.          WORK  STOPPAGE:

Virtually all of the Company's hourly employees are represented by the International Association of Machinists and Aerospace Workers under a contract which expired on March 23, 1997. On March 22, 1997 the Union membership failed to ratify a proposed new three year contract, and a work stoppage has ensued. A prolonged work stoppage could have a material adverse effect on the operation and financial condition of the Company.


                                GRADALL INDUSTRIES, INC. AND SUBSIDIARIES
                             SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                          FOR THE YEARS ENDED  DECEMBER 31, 1996,  1995 AND 1994
                                          (DOLLARS IN THOUSANDS)


                                                              Additions
                                                       -----------------------
                                       Balance at      Charged to   Charged to                Balance at
                                        Beginning       Costs and     Other                     End of
     Description                        of Period       Expenses     Accounts   Deductions      Period
     -----------                       -----------     -----------  ----------  -----------  ------------
LIFO inventory reserve:
   Year ended December 31, 1994        $     4,725     $      480                            $      5,205
   Year ended December 31, 1995              5,205            (44)                                  5,161
   Year ended December 31, 1996              5,161            269                                   5,430

Allowance for doubtful accounts;
   Year ended December 31, 1994                 55                     34  (a)      23  (b)
                                                                                    33  (c)            33

   Year ended December 31, 1995                 33             12      43  (a)       4  (b)
                                                                                    22  (c)            62

   Year ended December 31, 1996                 62             17      16  (a)       4  (b)
                                                                                    15  (c)            76

Allowance for inventory obsolescence:
   Year ended December 31, 1994                658            591                  291  (d)           958
   Year ended December 31, 1995                958            527                  629  (d)           856
   Year ended December 31, 1996                856            751                  735  (d)           872

     (a)          Late  fees  assessed  and  fully  reserved
     (b)          Doubtful  accounts  written  off
     (c)          Revenue  recognized  from  late  fees  collected
     (d)          Write  off  of  obsolete  inventories

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not  applicable.

                                   PART III

Item  10.    DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT

     The information with respect to the directors of the Company is incorporated by reference to the Company's proxy statement to be filed for its 1997 Annual Meeting of Stockholders.

Item  11.    EXECUTIVE  COMPENSATION

     Information with respect to executive compensation is incorporated herein by reference to the Company's proxy statement to be filed for its 1997 Annual Meeting of Stockholders.

Item  12.    SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND
 MANAGEMENT

     Information with respect to security ownership of certain beneficial owners and management is incorporated herein by reference to the Company's proxy statement to be filed for its 1997 Annual Meeting of Stockholders.



Item  13.    CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

     Information with respect to certain relationships and related transactions is incorporated herein by reference to the Company's proxy statement to be filed for its 1997 Annual Meeting of Stockholders.

                                    PART IV

Item  14.    EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES  AND  REPORTS  ON
             FORM  8-K

     (a)          Documents  filed  as  part  of  this  report:

          1.          Financial  Statements

               The financial statements listed in the accompanying Index to Consolidated Financial Statements are filed as part of this Annual Report on Form 10-K.

          2.          Financial  Statement  Schedules

               The financial statement schedules listed in the accompanying Index to Consolidated Financial Statements are filed as part of this Annual Report on Form 10-K.

          3.          Exhibits

               The exhibits in the accompanying Exhibit Index are filed as part of this Annual Report on Form 10-K.

     (b)          Reports  on  Form  8-K

     No reports on Form 8-K were filed by the Company during the last quarter of the year covered by this report.

     (c)          Exhibits  required  by  Item  601  of  Regulation  S-K

     Exhibits required to be filed pursuant to Item 601 of Regulation S-K are listed in the Exhibit Index as Exhibits 10.04 - 10.14.

     (d)          Financial  Statement  Schedules  required  by Regulation S-X

     The  items  listed  in  the  accompanying Index to Consolidated Financial
Statements  are  filed  as  part  of  this  Annual  Report  on  Form  10-K.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             GRADALL  INDUSTRIES,  INC.



March  10,  1997                                      By:/s/ BARRY L. PHILLIPS
----------------                                         ---------------------
Date                                                   Name: Barry L. Phillips
                                                      Title:  President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                               Title                         Date
---------------------  ----------------------------------------  --------------

/s/ BARRY L. PHILLIPS  President (Principal Executive Officer
---------------------
Barry L. Phillips      and Director)                             March 10, 1997
                                                                 --------------


/s/ BRUCE A. JONKER    Vice President, Chief Financial Officer
---------------------
Bruce A. Jonker        and Treasurer (Principal Financial
                       Officer and Principal Accounting
                       Officer)                                  March 10, 1997
                                                                 --------------


/s/ SANGWOO AHN        Chairman of the Board and Director
---------------------
Sangwoo Ahn                                                      March 10, 1997
                                                                 --------------


/s/ ERNEST GREEN             Director
---------------------
Ernest Green                                                     March 10, 1997
                                                                 --------------


/s/ PERRY J. LEWIS           Director
---------------------
Perry J. Lewis                                                   March 10, 1997
                                                                 --------------


/s/ JOHN A. MORGAN           Director
---------------------------
John A. Morgan                                                   March 10, 1997
                                                                 --------------


/s/ WILLIAM C. UGHETTA, JR.  Director
---------------------------
William C. Ughetta, Jr.                                          March 10, 1997
                                                                 --------------


/s/ DAVID S. WILLIAMS        Director
---------------------------
David S. Williams                                                March 10, 1997
                                                                 --------------


/s/ JACK RUTHERFORD          Director
---------------------------
Jack Rutherford                                                  March 10, 1997
                                                                 --------------

                                 EXHIBIT INDEX


                                                                                     Sequential
Exhibit No.                               Description                                 Page No.
-----------  ----------------------------------------------------------------------  ----------

3.01         Amended and Restated Certificate of Incorporation of the
             Registrant - incorporated by reference to Exhibit 3.01 to the Company's Registration Statement on Form S-1 (No. 333-06777)

3.02 Amended and Restated Bylaws of the Registrant - incorporated by reference to Exhibit 3.02 to the Company's Registration Statement on Form S-1 (No. 333-06777)

10.01        Recapitalization Agreement dated as of September 15, 1995 among
             ICM Industries, Inc., MLGA Fund II, L.P., Jack D. Rutherford and
             David T. Shelby (excluding exhibits and schedules) - incorporated by reference to Exhibit 10.01 to the Company's Registration
             Statement on Form S-1 (No. 333-06777)

10.02        Amendment to Recapitalization Agreement dated as of October 12,
             1995 - incorporated by reference to Exhibit 10.02 to the Company's Registration Statement on Form S-1 (No. 333-06777)

10.03        Amended and Restated Shareholders Agreement dated as of
             August 20, 1996 - incorporated by reference to Exhibit 10.03 to the Company's Registration Statement on Form S-1
             (No. 333-06777)

10.04        Amended and Restated Employment Agreement dated October 13,
             1995 between The Gradall Company and Barry L. Phillips - incorporated by reference to Exhibit 10.4 to the Company's
             Registration Statement on Form S-1 (No. 333-06777)

10.05        Amended and Restated Employment Agreement dated October 13,
             1995 between The Gradall Company and David S. Williams - incorporated by reference to Exhibit 10.05 to The Company's
             Registration Statement on Form S-1 (No. 333-06777)

10.06        Deferred Compensation Agreement dated July 19, 1989 between
             The Gradall Company and Barry L. Phillips - incorporated by reference to Exhibit 10.06 to the Company's Registration Statement on Form S-1 (No. 333-06777)


10.07        Amended and Restated Deferred Compensation Agreement dated
             August 30, 1995 between The Gradall Company and David S.
             Williams - incorporated by reference to Exhibit 10.07 to the Company's Registration Statement on Form S-1 (No. 333-06777)

10.08 Split-Dollar Life Insurance Agreement dated as of August 30, 1995 between The Gradall Company and Barry L. Phillips - incorpo rated by reference to Exhibit 10.08 to the Company's Registration
             Statement on Form S-1 (No. 333-06777)

10.09 Gradall Industries, Inc. 1995 Stock Option Plan - incorporated by reference to Exhibit 10.09 to the Company's Registration Statement on Form S-1 (No. 333-06777)

10.10        Employment Agreement dated as of November 1, 1995 between
             The Gradall Company and Bruce A. Jonker - incorporated by reference to Exhibit 10.10 to the Company's Registration Statement on Form S-1 (No. 333-06777)

10.11        Employment Agreement dated as of November 1, 1995 between
             The Gradall Company and Joseph H. Keller, Jr. - incorporated by reference to Exhibit 10.11 to the Company's Registration Statement on Form S-1 (No. 333-06777)

10.12        Employment Agreement dated as of November 1, 1995 between
             The Gradall Company and James C. Cahill - incorporated by reference to Exhibit 10.12 to the Company's Registration Statement on Form S-1 (No. 333-06777)

10.13        The Gradall Company Amended and Restated Supplemental
             Executive Retirement Plan - incorporated by reference to Exhibit
             10.13 to the Company's Registration Statement on Form S-1
             (No. 333-06777)

10.14 The Gradall Company Benefit Restoration Plan - incorporated by reference to Exhibit 10.14 to the Company's Registration Statement on Form S-1 (No. 333-06777)

10.15        Amended and Restated Loan and Security Agreement dated as of
             December 20, 1996, among The Gradall Company, Gradall
             Industries, Inc. and Heller Financial, Inc., as agent and lender, The
             CIT Group/Business Credit, Inc. and Bank One Columbus, N.A., as lenders (excluding exhibits and schedules)*


10.16        Supply Agreement between The Gradall Company and Iowa
             Industrial Hydraulics, Inc., dated January 1, 1995 (excluding exhibits) - incorporated by reference to Exhibit 10.16 to the Company's Registration Statement on Form S-1 (No. 333-06777)

21.01        Subsidiaries of the Registrant - incorporated by reference to
             Exhibit 21.01 to the Company's Registration Statement on Form
             S-1 (No. 333-06777)

27.01        Financial Data Schedule*


_______________

*          Filed  herewith