Form 10-Q
period 1997-03-31
GRADALL INDUSTRIES INC
filed 1997-05-08
CIK 1017136

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

(Mark  One)

[  X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE  ACT  OF  1934

               For the quarterly period ended     March 31, 1997

[    ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE  ACT  OF  1934


                     Commission file number     001-12049


                           Gradall Industries, Inc.
            (Exact name of registrant as specified in its charter)

                     Delaware                              36-3381606
       (State or other jurisdiction        (I.R.S. Employer Identification No.)
      of incorporation or organization)

               406 Mill Avenue S. W., New Philadelphia, OH 44663
                  (Address of principal executive offices)

                                (330) 339-2211
             (Registrant's telephone number, including area code)

                                Not applicable
   (Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       Yes     X     No
                           ---------    ---------
                Number of shares outstanding at March 31, 1997

                   Common Stock, $.001 par value:  8,939,294

                           GRADALL INDUSTRIES, INC.

                                   FORM 10-Q

                         QUARTER ENDED MARCH 31, 1997


                                     Index

                                                                     Page


PART  I      FINANCIAL  INFORMATION

     Item  1  --   Consolidated  Financial  Statements                1

     Item  2  --   Management's Discussion and Analysis of
                   Financial Condition and Results of Operations      6

PART  II     OTHER  INFORMATION

     Item  6  --   Exhibits  and  Reports  on  Form  8-K              8

     Signatures                                                       8

                       PART I  -  FINANCIAL INFORMATION

ITEM  1.    CONSOLIDATED  FINANCIAL  STATEMENTS

                     GRADALL INDUSTRIES, INC., AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF INCOME
                                     (UNAUDITED)
                    (Dollars in Thousands, Except Per Share Data)

                                                                     Three Months Ended
                                                                  --------------------------
                                                                 Mar 31, 1997   Mar 31, 1996
                                                                 ----------      ----------
Net sales                                                        $   35,910     $   34,137
Cost of sales                                                        27,292         26,467
                                                                 ----------     ----------
Gross profit                                                          8,618          7,670

Operating expenses:
  Engineering                                                           895            752
  Selling and marketing                                               1,715          1,586
  Administrative                                                      1,334          1,177
                                                                 ----------     ----------
Operating income                                                      4,674          4,155

Interest expense                                                        239          1,018
Other, net                                                               72            141
                                                                 ----------     ----------
Income before provision for taxes                                     4,363          2,996

Income tax provision                                                  1,706          1,162
                                                                 ----------     ----------
Net income                                                       $    2,657     $    1,834
                                                                 ==========     ==========

Weighted average shares outstanding                               8,939,294      5,989,294

Net income per share:                                            $     0.30     $     0.31

The accompanying notes are an integral part of these consolidated financial statements.


                    GRADALL INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                              (Dollars in Thousands)

                                                                         Mar 31, 1997    Dec 31, 1996
                                                                        --------------  --------------
                                                                           (Unaudited)
ASSETS
---------------------------------------------
Current assets:
Cash                                                                    $       3,857   $         215
Accounts receivable - trade, net of allowance
      for doubtful accounts                                                    18,793          16,846
Inventories                                                                    21,838          21,326
Prepaid expenses and deferred charges                                             182             495
Deferred income taxes                                                           1,151           1,151
                                                                       --------------   --------------
Total current assets                                                           45,821          40,033

Deferred income taxes                                                           5,345           5,257
Property, plant and equipment, net                                             11,912          11,535
Other assets                                                                    1,360           1,401
Total assets                                                            $      64,438   $      58,226
                                                                        ==============  ==============

LIABILITIES & STOCKHOLDERS' EQUITY
--------------------------------------------
Current liabilities:
Current portion long term debt                                          $         170   $         174
Accounts payable - trade                                                       12,753          13,405
Accrued other expenses                                                         10,273          11,547
Total current liabilities                                                      23,196          25,126
                                                                       --------------   --------------

Long term obligations:
Long-term debt, net of current portion                                         12,978           7,736
Accrued post-retirement benefit cost                                           14,866          14,604
Other long term liabilities                                                     1,684           1,684
                                                                       --------------   --------------
Total long term obligations                                                    29,528          24,024
Total liabilities                                                              52,724          49,150
                                                                       --------------   --------------

Stockholders' equity:
Common shares, $.001 par value; 18,000,000 shares
     authorized; 8,939,294 issued and outstanding                                   9               9
Additional paid-in capital                                                     38,888          38,907
Accumulated (deficit) surplus                                                 (27,183)        (29,840)
                                                                       --------------   --------------

Total stockholders' equity (deficit)                                           11,714           9,076

Total liabilities and stockholders' equity                              $      64,438   $      58,226
                                                                       ==============   ==============

The accompanying notes are an integral part of these consolidated financial statements.


                     GRADALL INDUSTRIES, INC., AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)
                           (Dollars in Thousands)

                                                                        Three Months Ended
                                                                -----------------------------------
                                                                Mar 31, 1997          Mar 31, 1996
                                                               ---------------       --------------
Operating Activities:
   Net income                                                  $         2,657       $       1,834
   Adjustments to reconcile net income to net
   cash provided by operating activities:
      Post-retirement benefit transition obligation                        262                 219
      Depreciation and amortization                                        451                 434
      Deferred income taxes                                                (88)                (74)
      Increase in accounts receivable                                   (1,947)             (5,760)
      (Increase) Decrease in inventory                                    (512)                822
      Decrease in prepaid expenses                                         313                 119
      Increase in other assets                                                                (214)
      (Decrease) increase in accounts payable and
         accrued expenses                                               (1,926)              1,272
                                                               ----------------      --------------

          Net cash used in operating activities                           (790)             (1,348)
                                                               ----------------      --------------

Investing Activities:
          Purchase of property, plant and equipment                       (787)               (201)
                                                               ----------------      --------------

Financing Activities:
   Net borrowings under lines of credits                                 5,287               2,260
   Repayments on capital leases                                            (49)                (42)
   Other                                                                   (19)

          Net cash provided by financing activities                      5,219               2,218
                                                                ---------------       --------------

          Net increase in cash                                           3,642                 669
                                                                ---------------       --------------

Cash at beginning of year                                                  215               1,537
                                                               ----------------      --------------

Cash at end of period                                          $         3,857       $       2,206
                                                               ================      ==============

The accompanying notes are an integral part of these consolidated financial statements.

                  GRADALL INDUSTRIES, INC., AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. BASIS  OF  PRESENTATION:

The unaudited interim financial information as of March 31, 1997 and 1996, and for the three months ended March 31, 1997 and 1996, has been prepared on the same basis as the audited financial statements. In the opinion of management, such unaudited information includes all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the interim information. Operating results for the three months ended March 31, 1997, are not necessarily indicative of the results that may be expected for the entire year ending December 31, 1997.

2. INVENTORIES:

Inventories  were  comprised  of:



                                March 31        December 31
                                  1997             1996
                               ----------       ----------
         Raw materials         $   1,106        $    1,167
         Work in process          18,443            18,402
         Finished goods            7,869             7,187
                               ----------       ----------
                                  27,418            26,756
         LIFO reserve             (5,580)            5,430
         Total inventory       $  21,838        $   21,326
                               ==========       ==========





3. PUBLIC  OFFERING:

On September 3, 1996, the Company completed an initial public offering in which 2,950,000 shares of common stock were issued for a total sum of $29.5 million. Expenses incurred in connection with the issue approximated $2.6
million.    The  net  proceeds  of  the  offering  were  used  as  follows:

     Repay  outstanding  senior  term  debt          $    9,550
     Repay  subordinate  debt                            10,000
     Redeem  preferred  stock                             2,000
     Reduce  revolving  credit  liability                 5,379

In connection with the offering, the Company increased the number of its authorized shares of common stock from 2,200 to 18,000,000 and effected a 5,540 to 1 stock split. All applicable share and per share data have been retroactively adjusted for the stock split.

4. CONTINGENCIES:

The Company is involved in certain claims and litigation related to its operations. Based upon the facts known at this time, management is of the opinion that the ultimate outcome of all such claims and litigation will not have a material adverse effect on the financial condition or results of operations of the Company.

5. UNION  CONTRACT:

The Company's production workers, represented by the International Association of Machinists and Aerospace Workers, ratified a new three-year agreement after a three-week work stoppage. They returned to work on April 14th. Management believes the work stoppage will not have a material adverse impact on either the operations or the financial condition of the Company.

ITEM  2        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                                RESULTS  OF  OPERATIONS


RESULTS  OF  OPERATIONS

THREE  MONTHS  ENDED  MARCH 31, 1997, COMPARED TO THREE MONTHS ENDED MARCH 31,
1996.

Net Sales. Net sales for the three months ended March 31, 1997, were $35.9 million, an increase of $1.8 million or 5.2% compared to $34.1 million for the three months ended March 31, 1996. The increase in net sales was attributable to a significant increase in unit volume of material handlers and a moderate increase in service parts.

Gross Profit. Gross profit for the three months ended March 31, 1997, was $8.6 million, an increase of $0.9 million or 12.4%, compared to $7.7 million for the three months ended March 31, 1996. Gross profit as a percentage of net sales increased to 24.0% for the three months ended March 31, 1997, from 22.5% for the three months ended March 31, 1996, primarily due to improved production efficiencies and economies of higher production volume.

Engineering. Engineering expense for the three months ended March 31, 1997, was $0.9 million, an increase of $0.1 million or 19.0%, compared to $0.8 million for the three months ended March 31, 1996. This increase was due to the addition of engineering personnel to support new product development.

Selling and Marketing. Selling and marketing expenses for the three months ended March 31, 1997, were $1.7 million, an increase of $0.1 million or 8.1%, compared to $1.6 million for the three months ended March 31, 1996. This increase is attributable to the addition of field sales and service representatives and interest subsidy for a higher number of dealer floor plan units.

Administrative. Administrative expenses for the three months ended March 31, 1997, were $1.3 million, an increase of $0.2 million or 13.3%, compared to $1.2 million for the three months ended March 31, 1996. This increase was primarily attributable to higher outside professional services.

Interest Expense. Interest expense for the three months ended March 31, 1997, was $0.2 million, a decrease of $0.8 million or 76.5%, compared to $1.0 million for the three months ended March 31, 1996. This decrease in interest expense was due to lower borrowings in connection with the debt reduction from the proceeds of the September 3, 1996, initial public offering.

Income Tax Provision. Income tax expense for the three months ended March 31, 1997, was $1.7 million, an increase of $0.5 million or 46.8%, compared to $1.2 million for the three months ended March 31, 1996, and represented an effective tax rate of 39.1% and 38.8%, respectively.

Net Income. Income for the three months ended March 31, 1997, was $2.7 million, an increase of $0.8 million or 44.9%, compared to $1.8 million for the three months ended March 31, 1996. This increase was attributable to the increased sales volume and lower interest expense.

Net Income Per Share. Net income per share decreased to $0.30 for the three months ended March 31, 1997, from $0.31 for the three months ended March 31, 1996, as a result of a higher number of shares outstanding from the initial public offering.

Pro Forma Net Income Per Share. Net income per share for the three months ended March 31, 1997, was $0.30, an increase of $0.04 per share, or 15.4% compared to the pro forma net income per share of $0.26 for the three months ended March 31, 1996. The pro forma net income is presented as if the issuance of shares of common stock pursuant to the initial public offering and the application of the net proceeds thereof had occurred on January 1, 1996.


LIQUIDITY  AND  CAPITAL  RESOURCES

The Company used net cash for operating activities of $0.8 million during the first three months of 1997. Net cash from operating activities resulted from $2.7 million from net income, $0.4 million from depreciation and $0.2 million from post retirement benefit net of deferred taxes. The sum of these operating activities prior to changes in working capital totaled $3.3 million which was offset by $4.1 million of net cash used by changes in operating assets and liabilities, primarily due to an increase in accounts receivable to support the revenue growth and reduction in accounts payable and accrued expenses primarily for settlement of prior year litigation.

For the first three months of 1997, net cash invested in purchases of new equipment and permanent tooling was $0.8 million. Management expects to continue their multi-year capital investment program to increase production productivity and product output at the New Philadelphia facility.

For the first three months of 1997, net borrowings under the Company's lines of credit increased as a means of funding cash requirements for operating activities and new equipment purchases and as a result of an increase in lock box cash receipts for the last day of the month not yet deducted from lines of credit.

A  substantial amount of the Company's working capital is invested in accounts
receivable  and  inventories.    The  Company  periodically  reviews  accounts
receivable for noncollectibility and inventories for obsolescence and establishes allowances it believes are appropriate.

As of March 31, 1997, the Company has borrowed $12.6 million of its $25 million bank revolving credit facility which is secured by most of the assets of the Company. Interest is calculated, at the Company's option, at LIBOR plus 1.0% or a commercial bank's base rate less 0.5% and requires a commitment fee of 0.25% per annum on the unused portion of the revolving credit commitment. At March 31, 1997, $12.4 million was available for future borrowings under the revolver and the Company was in compliance with all financial covenants.

The Company believes that cash flows from operations and funds available under its revolving credit facility will be adequate to fund its working capital and capital expenditure requirements for the foreseeable future.


NEW  ACCOUNTING  STANDARDS

In February 1997, FASB issued SFAS 128 "Earnings per Share," which is effective for financial statements issued for periods after December 15, 1997. This Statement simplifies the standards for computing earnings per share ("EPS") and makes them comparable to international EPS standards. The Company will adopt the provisions of SFAS 128 for its fiscal year ending December 31, 1997, but does not expect such adoption to have a material impact on EPS.

                         PART II  -  OTHER INFORMATION



ITEM  6.          EXHIBITS  AND  REPORTS  ON  FORM  8-K

a)          Exhibits:    None
b)          Reports on Form 8-K filed for the three months ended March 31, 1997:
                      None


                                  SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


     Gradall  Industries,  Inc.


Date: May 8, 1997         By:          /s/  Barry  L.  Phillips
                                       ------------------------
                                       Barry  L.  Phillips
                                       President and Chief Executive Officer


Date: May 8, 1997          By:          /s/  Bruce  A.  Jonker
                                        ----------------------
                                        Bruce  A.  Jonker
                                        Chief Financial Officer