Form 10-Q
period 1997-06-30
GRADALL INDUSTRIES INC
filed 1997-08-13
CIK 1017136

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

(Mark  One)

[  X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE  ACT  OF  1934

               For the quarterly period ended     June 30, 1997
                                                  -------------

[    ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE  ACT  OF  1934

              For the transition period from          To
                                              -------    -------

                     Commission file number     001-12049
                                                ---------

                           Gradall Industries, Inc.
                           ------------------------
            (Exact name of registrant as specified in its charter)

                         Delaware                              36-3381606
                         --------                              ----------
       (State  or  other  jurisdiction     (I.R.S. Employer Identification No.)
      of  incorporation  or  organization)

               406 Mill Avenue S. W., New Philadelphia, OH 44663
               -------------------------------------------------
                   (Address of principal executive offices)

                                (330) 339-2211
                                ---------------
             (Registrant's telephone number, including area code)

                                Not applicable
                               -----------------
   (Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

              Yes     X     No
                   -------     -------


                 Number of shares outstanding at June 30, 1997

                   Common Stock, $.001 par value:  8,939,294

                           GRADALL INDUSTRIES, INC.

                                   FORM 10-Q

                         QUARTER ENDED MARCH 31, 1997


                                     Index
                                     -----
                                                                         Page
                                                                         ----

PART  I          FINANCIAL  INFORMATION

  Item  1  --Consolidated  Financial  Statements                           1
  Item  2  --Management's Discussion and Analysis of Financial
             Condition and  Results  of  Operations                        5

PART  II          OTHER  INFORMATION

  Item  6  --Exhibits  and  Reports  on  Form  8-K                         9

  Signatures                                                               9

                       PART I  -  FINANCIAL INFORMATION

ITEM  1.    CONSOLIDATED  FINANCIAL  STATEMENTS


                     GRADALL INDUSTRIES, INC., AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF INCOME
                                      (UNAUDITED)
                     (Dollars in Thousands, Except Per Share Data)

                          Three Months Ended          Six Months Ended
                          ------------------          ----------------

                     June 30, 1997  June 30, 1996   June 30, 1997  June 30, 1996
                     -------------  -------------   -------------  -------------

Net sales            $   38,356  $       35,499  $       74,266  $       69,636
Cost of sales            29,089          27,186          56,381          53,653
                      ----------  --------------  --------------  --------------
Gross profit              9,267           8,313          17,885          15,983

Operating expenses:
Engineering                 970             807           1,865           1,559
Selling and marketing     1,800           1,773           3,515           3,359
Administrative            1,762           1,365           3,096           2,542
                      ----------  --------------  --------------  --------------
Operating income          4,735           4,368           9,409           8,523

Interest expense            175           1,032             414           2,050
Other, net                  329             534             401             675
                      ----------  --------------  --------------  --------------
Income before provision
 for taxes                 4,231           2,802           8,594           5,798

Income tax provision       1,654           1,110           3,360           2,272
                      ----------  --------------  --------------  --------------
Net income            $    2,577  $        1,692  $        5,234  $        3,526
                      ==========  ==============  ==============  ==============

Weighted average shares
 outstanding           8,939,294       5,989,294       8,939,294       5,989,294

Net income per share:       0.29  $         0.28  $         0.59  $         0.59

Pro Forma(1)
-------------
Weighted average shares
 outstanding                           8,939,294                       8,939,294

Net income per share:             $         0.25                  $         0.51

(1) Presented as if the issuance of shares of common stock pursuant to the initial public offering and the application of the net proceeds thereof had occurred on January 1, 1996.

 The accompanying notes are an integral part of these consolidated financial statements.


                         GRADALL INDUSTRIES, INC. AND SUBSIDIARIES
                                CONSOLIDATED BALANCE SHEETS
                                  (Dollars in Thousands)


                                                  Jun 30, 1997     Dec 31, 1996
                                                  -------------   -------------
                ASSETS                             (unaudited)
---------------------------------------
Current assets:
  Cash                                             $       1,706   $    215
  Accounts receivable - trade, net of allowance
    for doubtful accounts                                 19,532     16,846
  Inventories                                             21,770     21,326
  Prepaid expenses and deferred charges                      305        495
  Deferred income taxes                                    1,151      1,151
                                                  --------------  ---------
          Total current assets                            44,464     40,033

Deferred income taxes                                      5,435      5,257
Property, plant and equipment, net                        12,216     11,535
Other assets                                               1,317      1,401
                                                   -------------  ----------
          Total assets                             $      63,432   $ 58,226
                                                  ==============  =========

LIABILITIES & STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
  Current portion long term debt                   $         188   $    174
  Accounts payable - trade                                12,779     13,405
  Accrued other expenses                                  10,648     11,547
                                                   -------------  ----------
          Total current liabilities                       23,615     25,126
                                                  --------------  ---------

Long term obligations:
  Long-term debt, net of current portion                   8,713      7,736
  Accrued post-retirement benefit cost                    15,129     14,604
  Other long term liabilities                              1,684      1,684
                                                  --------------  ---------
          Total long term obligations                     25,526     24,024
                                                  --------------  ---------
          Total liabilities                               49,141     49,150
                                                  --------------  ---------

Stockholders' equity:
  Common shares, $.001 par value; 18,000,000
    shares authorized; 8,939,294 issued and
    outstanding                                                9          9
  Additional paid-in capital                              38,888     38,907
  Accumulated (deficit) surplus                          (24,606)   (29,840)
                                                  --------------  ---------

          Total stockholders' equity                      14,291      9,076
                                                   -------------  ----------

          Total liabilities and
                 stockholders' equity              $      63,432   $ 58,226
                                                  ==============  =========

The accompanying notes are an integral part of these consolidated financial statements.


                       GRADALL INDUSTRIES, INC., AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (UNAUDITED)
                                  (Dollars in Thousands)


                                                          Six Months Ended
                                                    ----------------------------
                                                    c>
                                                    Jun 30, 1997    Jun 30, 1996
                                                  --------------  --------------
Operating Activities:
  Net income                                      $       5,234   $       3,526
  Adjustments to reconcile net income to net
  Cash provided by operating activities:
      Post-retirement benefit transition obligation         525             435
      Depreciation and amortization                         951             953
      Deferred income taxes                                (178)           (147)
      Gain on sale of property, plant and equipment          (7)            (81)
      Increase in accounts receivable                    (2,686)         (3,398)
      Increase in inventory                                (444)           (710)
      Decrease (increase) in prepaid expenses               190             (40)
      Increase in other asset                                              (203)
      (Decrease) increase in accounts payable and
         accrued expenses                                (1,525)          2,478
                                                  --------------  --------------

          Net cash used in operating activities           2,060           2,813
                                                  --------------  --------------

Investing Activities:
  Proceeds from sale of property, plant and
    equipment                                                12              83
  Purchase of property, plant and equipment              (1,554)           (676)
                                                  --------------  --------------

          Net cash used in investing activities          (1,542)           (593)
                                                  --------------  --------------

Financing Activities:
  Net advances (repayments) on revolving
     line of credit                                       1,085            (323)
  Repayments on capital leases                              (93)            (89)
  Other                                                     (19)
                                                  --------------  --------------

          Net cash provided by financing activities         973            (412)
                                                  --------------  --------------

          Net increase in cash                            1,491           1,808
                                                  --------------  --------------

Cash beginning of year                                      215           1,537
                                                  --------------  --------------

Cash end of period                                $       1,706   $       3,345
                                                  ==============  ==============

The accompanying notes are an integral part of these consolidated financial statements.

                  GRADALL INDUSTRIES, INC., AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.          BASIS  OF  PRESENTATION:

  The unaudited interim financial information as of June 30, 1997 and 1996, and for the six months ended June 30, 1997 and 1996, has been prepared on the same basis as the audited financial statements. In the opinion of management, such unaudited information includes all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the interim information. Operating results for the six months ended June 30, 1997, are not necessarily indicative of the results that may be expected for the entire year ending December 31, 1997.

2.          INVENTORIES:

  Inventories  were  comprised  of:

                             June 30, 1997          December 31, 1996
                             -------------          -----------------
   Raw  materials            $    1,296                $    1,167
   Work  in  process             18,313                    18,402
   Finished  goods                7,892                     7,187
                             ----------               -----------
                                 27,501                    26,756
   LIFO  reserve                 (5,731)                   (5,430)
                             ----------               -----------
   Total  inventory         $    21,770               $    21,326
                           =============             =============

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



ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS  OF  OPERATIONS

THREE  MONTHS  ENDED  JUNE  30,  1997, COMPARED TO THREE MONTHS ENDED JUNE 30,
1996.

Net  Sales.    Net  sales for the three months ended June 30, 1997, were $38.4 million, an increase of $2.9 million or 8.0% compared to $35.5 million for the three months ended June 30, 1996. The increase in net sales was attributable to significant increases in unit volume of material handlers and service parts sales.

Gross Profit. Gross profit for the three months ended June 30, 1997, was $9.3 million, an increase of $1.0 million or 11.5%, compared to $8.3 million for the three months ended June 30, 1996. Gross profit as a percentage of net sales increased to 24.2% for the three months ended June 30, 1997, from 23.4% for the three months ended June 30, 1996, primarily due to improved production efficiencies and a more profitable sales mix within each product line.

Engineering.    Engineering  expense for the three months ended June 30, 1997 was $1.0 million, an increase of $0.2 million or 20.2%, compared to $0.8 million for the three months ended June 30, 1996. This increase was due to the addition of engineering personnel to support new product development.

Selling  and  Marketing.   Selling and marketing expenses for the three months
  ended June 30, 1997, were $1.8 million, the same amount as the three months ended June 30, 1996.

Administrative.    Administrative expenses for the three months ended June 30,
  1997, were $1.8 million, an increase of $0.4 million or 29.1%, compared to $1.4 million for the three months ended June 30, 1996. This increase was primarily attributable to wages and benefits and extra outside security during the three-week work stoppage in March and April.

------
RESULTS  OF  OPERATIONS  (CONTINUED)

Interest Expense. Interest expense for the three months ended June 30, 1997, was $0.2 million, a decrease of $0.9 million or 83.0%, compared to $1.0 million for the three months ended June 30, 1996. This decrease in interest expense was due to lower borrowings in connection with the debt reduction from the proceeds of the September 3, 1996, initial public offering.

Income Tax Provision. Income tax expense for the three months ended June 30, 1997, was $1.7 million, an increase of $0.5 million or 49.1%, compared to $1.1 million for the three months ended June 30, 1996, and represented an effective tax rate of 39.1% and 39.6%, respectively.

Net  Income.    Income  for  the  three  months  ended June 30, 1997, was $2.6 million, an increase of $0.9 million or 52.2%, compared to $1.7 million for the three months ended June 30, 1996. This increase was attributable to the increased sales volume and lower interest expense.

Net  Income  Per  Share.  Net income per share for the three months ended June
  30, 1997, was $0.29, an increase of $0.01 per share or 3.6% compared to the $0.28 per share for the three months ended June 30, 1996. This increase was attributable to the increased sales volume and lower interest expense.

Pro Forma Net Income Per Share. Net income per share for the three months ended June 30, 1997, was $0.29, an increase of $0.04 per share or 16.0% compared to the pro forma net income per share of $0.25 for the three months ended June 30, 1996. The pro forma net income is presented as if the issuance of shares of common stock pursuant to the initial public offering and the application of the net proceeds thereof had occurred on January 1, 1996.

SIX  MONTHS  ENDED  JUNE 30, 1997, COMPARED TO SIX MONTHS ENDED JUNE 30, 1996.

Net  Sales.    Net  sales  for  the six months ended June 30, 1997, were $74.3 million, an increase of $4.6 million or 6.6% compared to $69.6 million for the six months ended June 30, 1996. The increase in net sales was attributable to a significant increase in volume of material handlers and service parts sales.

Gross  Profit.   Gross profit for the six months ended June 30, 1997, amounted to $17.9 million, an increase of $1.9 million or 11.9% compared to $16.0 million for the six months ended June 30, 1996. Gross profit as a percentage of net sales increased to 24.1% for the six months ended June 30, 1997, from 23.0% for the six months ended June 30, 1996, primarily due to improved production efficiencies and a more profitable sales mix within each product line.

Engineering.   Engineering expense for the six months ended June 30, 1997, was
  $1.9 million, an increase of $0.3 million or 19.6% compared to $1.6 million for the six months ended June 30, 1996. This increase was due to the addition of engineering personnel to support new product development.

Selling  and  Marketing.    Selling  and marketing expenses for the six months
  ended June 30, 1997, were $3.5 million, an increase of $0.2 million or 4.6% compared to $3.4 million for the six months ended June 30, 1996. This increase was primarily attributable the addition of marketing personnel to support the increased sales volume.

Administrative.    Administrative  expenses  for the six months ended June 30,
  1997, were $3.1 million, an increase of $0.6 million or 21.8% compared to $2.5 million for the six months ended June 30, 1996. This increase was primarily attributable to wage and benefits and extra security during the three-week work stoppage in March and April.

Interest  Expense.    Interest expense for the six months ended June 30, 1997,
  was $0.4 million, a decrease of $1.6 million or 79.8% compared to $2.1 million for the six months ended June 30, 1996. This decrease in interest expense was due to lower borrowings in connection with the debt reduction from the proceeds of the September 3, 1996, initial public offering.

Income  Tax  Provision.   Income tax expense for the six months ended June 30,
  1997, was $3.4 million, an increase of $1.1 million or 47.9% compared to $2.3 million for the six months ended June 30, 1996, and represented an effective tax rate of 39.1% and 39.2%, respectively.

Net Income. Income for the six months ended June 30, 1997, was $5.2 million, an increase of $1.7 million or 48.4% compared to $3.5 million for the six months ended June 30, 1996. This increase was attributed to the increased sales volume and lower interest expense.

Net Income Per Share. Net income per share for the six months ended June 30, 1997, was $0.59, the same as for the six months ended June 30, 1996. The higher sales and lower interest expense in 1997 were offset by a lower number of shares outstanding in 1996.

Pro Forma Net Income Per Share.  Net income per share for the six months ended
  June 30, 1997, was $0.59, an increase of $0.08 per share, or 15.7% compared to the pro forma net income per share of $0.51 for the six months ended June 30, 1996. The pro forma income is presented as if the issuance of shares of common stock pursuant to the initial public offering and the application of the net proceeds thereof had occurred on January 1, 1996.

LIQUIDITY  AND  CAPITAL  RESOURCES

The Company generated net cash from operating activities of $2.1 million during the first six months of 1997. Net cash from operating activities resulted from $5.2 million from net income, $1.0 million from depreciation and $0.3 million from post retirement benefit net of deferred taxes. The sum of these operating activities prior to changes in working capital totaled $6.5 million which was offset by $4.5 million of net cash used by changes in operating assets and liabilities, primarily due to an increase in accounts receivable to support the revenue growth and reduction in accounts payable and accrued expenses primarily for payment of taxes and settlement of prior year litigation.

For the first six months of 1997, net cash invested in purchases of new equipment and permanent tooling was $1.5 million. Management expects to continue their multi-year capital investment program to increase production productivity and product output at the New Philadelphia facility.

For the first six months of 1997, net borrowings under the Company's lines of credit increased as a means of funding cash requirements for operating activities and new equipment purchases and as a result of an increase in lock box cash receipts for the last day of the month not yet deducted from lines of credit.

A  substantial amount of the Company's working capital is invested in accounts
receivable  and  inventories.    The  Company  periodically  reviews  accounts
receivable for noncollectibility and inventories for obsolescence and establishes allowances it believes are appropriate.

As of June 30, 1997, the Company has borrowed $8.4 million of its $25 million bank revolving credit facility which is secured by most of the assets of the Company. Interest is calculated, at the Company's option, at LIBOR plus 1.0% or a commercial bank's base rate less 0.5% and requires a commitment fee of 0.25% per annum on the unused portion of the revolving credit commitment. At June 30, 1997, $16.6 million was available for future borrowings under the revolver and the Company was in compliance with all financial covenants.

The Company believes that cash flows from operations and funds available under its revolving credit facility will be adequate to fund its working capital and capital expenditure requirements for the foreseeable future.

NEW  ACCOUNTING  STANDARDS

In February, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128, "Earnings per Share," which is effective for financial statements issued for periods after December 15, 1997. This Statement simplifies the standards for computing earnings per share ("EPS") and makes them comparable to international EPS standards. The Company will adopt the provisions of SFAS for its fiscal year ending December 31, 1997, but does not expect such adoption to have a material impact on EPS.

                         PART II  -  OTHER INFORMATION


ITEM  6.          EXHIBITS  AND  REPORTS  ON  FORM  8-K

a)          Exhibits:    None
b)          Reports on Form 8-K filed for the three months ended June 30, 1997:
None


                                  SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


     Gradall  Industries,  Inc.


Date: August 11, 1997         By:          /s/  Barry  L.  Phillips
                                           ------------------------
                                           Barry  L.  Phillips
                                           President  and  Chief  Executive
                                           Officer


Date: August 11, 1997         By:          /s/  Bruce  A.  Jonker
                                           ----------------------
                                           Bruce  A.  Jonker
                                           Chief  Financial  Officer