Form 10-Q
period 1997-09-30
GRADALL INDUSTRIES INC
filed 1997-11-13
CIK 1017136

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

(Mark  One)

[  X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE  ACT  OF  1934

     For the quarterly period ended     September 30, 1997
                                        ------------------

[    ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE  ACT  OF  1934

     For the transition period from             To
                                       --------    ---------

                     Commission file number     001-12049
                                                ---------

                           Gradall Industries, Inc.
           --------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                    Delaware                          36-3381606
                    --------                          ----------
         (State or other jurisdiction of          (I.R.S.  Employer
          incorporation or organization)          Identification  No.)

               406 Mill Avenue S. W., New Philadelphia, OH 44663
               -------------------------------------------------
                   (Address of principal executive offices)

                                (330) 339-2211
                                ---------------
             (Registrant's telephone number, including area code)

                                Not applicable
                               ----------------
            (Former name, former address and former fiscal year,
                      if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        Yes     X     No
              ----       ----


              Number of shares outstanding at September 30, 1997

                   Common Stock, $.001 par value:  8,940,194

                           GRADALL INDUSTRIES, INC.

                                   FORM 10-Q

                       QUARTER ENDED SEPTEMBER 30, 1997


                                     Index
                                     -----
                                                                      Page
                                                                      ----
PART  I      FINANCIAL  INFORMATION

     Item 1  --    Consolidated Financial Statements                    1

     Item 2  --    Management's Discussion and Analysis of
                   Financial Conditionand Results of Operations         5

PART  II     OTHER  INFORMATION

     Item 6  --    Exhibits and Reports on Form 8-K                    10

     Signatures                                                        10

                       PART I  -  FINANCIAL INFORMATION
ITEM  1.    CONSOLIDATED  FINANCIAL  STATEMENTS

                             GRADALL INDUSTRIES, INC., AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF INCOME
                                             (UNAUDITED)
                            (Dollars in Thousands, Except Per Share Data)

                            Three Months Ended              Nine Months Ended
                     -------------------------------  -------------------------------
                      September 30,   September 30,    September 30,   September 30,
                          1997            1996             1997            1996
                      -------------   -------------    -------------   -------------

Net sales              $     40,310    $     35,205    $     114,576    $    104,841
Cost of sales                30,496          26,941           86,877          80,594
                      -------------   -------------    -------------   -------------
Gross profit                  9,814           8,264           27,699          24,247

Operating expenses:
Engineering                     904             727            2,769           2,286
Selling and marketing         1,965           1,494            5,480           4,853
Administrative                1,635           1,469            4,731           4,011
                      -------------   -------------    -------------   -------------
Operating income              5,310           4,574           14,719          13,097

Interest expense                132             755              546           2,805
Other, net                      (72)            373              329           1,048
                      -------------   -------------    -------------   -------------
Income before provision
  for taxes                   5,250           3,446           13,844           9,244

Income tax provision          2,051           1,351            5,411           3,623
                      -------------   -------------    -------------   -------------
Income before
  extraordinary charge        3,199           2,095            8,433           5,621
Extraordinary charge                            973                              973
                      -------------   -------------    -------------   -------------
Net income             $      3,199    $      1,122    $       8,433    $      4,648
                      =============   =============   ==============   =============

Weighted average
 shares outstanding      8,939,627        6,887,120        8,939,406       6,290,754

Net income per share:
 Before extraordinary
  charge               $      0.36     $       0.30    $        0.94    $       0.89
 After extraordinary
  charge                      0.36             0.16             0.94            0.74
Pro Forma(1)
---------------
Weighted average shares
  outstanding                             8,939,294                        8,939,294

Net income per share:                  $       0.27                     $       0.77

(1)  Presented as if the issuance of shares of common stock pursuant to the initial public offering and the application of the net proceeds thereof had occurred on
     January 1, 1996.

     The accompanying notes are an integral part of these consolidated financial statements.


                              GRADALL INDUSTRIES, INC. AND SUBSIDIARIES
                                      CONSOLIDATED BALANCE SHEETS

                                        (Dollars in Thousands)

                                            Sep. 30, 1997          Dec. 31, 1996
                                            -------------          -------------
            ASSETS                           (unaudited)
           --------

Current assets:
Cash                                         $      1,252            $       215
Accounts receivable - trade, net of
  allowance for doubtful accounts                  22,114                 16,846
Inventories                                        22,281                 21,326
Prepaid expenses and deferred charges                 722                    495
Deferred income taxes                               1,151                  1,151
                                             ------------            -----------
     Total current assets                          47,520                 40,033

Deferred income taxes                               5,524                  5,257
Property, plant and equipment, net                 12,358                 11,535
Other assets                                        1,276                  1,401
                                             ------------            -----------
      Total assets                           $     66,678            $    58,226
                                             ============            ===========

     LIABILITIES & STOCKHOLDERS' EQUITY
     -----------------------------------
Current liabilities:
Current portion long term debt               $        187            $       174
Accounts payable - trade                           14,891                 13,405
Accrued other expenses                             11,304                 11,547
                                              -----------              ---------
      Total current liabilities                    26,382                 25,126
                                              -----------              ---------

Long term obligations:
Long-term debt, net of current portion              5,725                  7,736
Accrued post-retirement benefit cost               15,391                 14,604
Other long term liabilities                         1,684                  1,684
                                              -----------              ---------
      Total long term obligations                  22,800                 24,024
                                              -----------              ---------
      Total liabilities                            49,182                 49,150
                                              -----------              ---------

Stockholders' equity:
Common shares, $.001 par value; 18,000,000
  shares authorized; 8,940,194 issued and
  outstanding                                           9                      9
Additional paid-in capital                         38,894                 38,907
Accumulated (deficit) surplus                     (21,407)               (29,840)
                                              -----------              ---------

Total stockholders' equity                         17,496                  9,076
                                              -----------              ---------
Total liabilities and stockholders' equity    $    66,678              $  58,226
                                              ===========              =========

The accompanying notes are an integral part of these consolidated financial statements.



                           GRADALL INDUSTRIES, INC., AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (UNAUDITED)
                                    (Dollars in Thousands)

                                                     Nine Months Ended
                                              -------------------------------
                                               Sep. 30, 1997    Sep. 30, 1996
                                               -------------    -------------
Operating Activities:
Net income                                      $      8,433     $      4,648
Adjustments to reconcile net income to net
  cash provided by operating activities:
Extraordinary charge, before tax benefit                                1,595
Post-retirement benefit transition obligation            787              663
Depreciation and amortization                          1,329            1,278
Deferred income taxes                                   (267)            (225)
Gain on sale of property, plant and equipment             (7)             (85)
Increase in accounts receivable                       (5,268)          (6,391)
(Increase)/decrease in inventory                        (955)             735
Increase in prepaid expenses                            (227)            (111)
Increase in other assets                                  (1)            (192)
Increase/(decrease) in accounts payable and
  accrued expenses                                     1,243             (450)
                                                 ------------    -------------

Net cash provided by operating activities              5,067            1,465
                                                 -----------    -------------

Investing Activities:
Proceeds from sale of property, plant and
  equipment                                               12               98
Purchase of property, plant and equipment             (2,031)          (1,535)
                                                 -----------    -------------

Net cash used in investing activities                 (2,019)          (1,437)
                                                 -----------    -------------

Financing Activities:
Net proceeds from initial public offering                              26,929
Payment of term debt                                                  (10,000)
Payment of subordinated debt                                          (10,000)
Net reduction in revolver                                              (5,303)
Net advances (repayments) on revolving line
  of credit                                           (1,868)
Redemption of preferred stock                                          (2,000)
Repayments on capital leases                            (130)            (134)
Other                                                    (13)
                                                 -----------    -------------
Net cash used in financing activities                 (2,011)            (508)
                                                 -----------    -------------

Net increase/(decrease) in cash                        1,037             (480)
                                                 -----------    -------------

Cash at beginning of year                                215            1,537
                                                 -----------    -------------

Cash at end of period                           $      1,252     $      1,057
                                                 ===========     ============

The accompanying notes are an integral part of these consolidated financial statements.

                  GRADALL INDUSTRIES, INC., AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.    BASIS  OF  PRESENTATION:

  The unaudited interim financial information as of September 30, 1997 and 1996, and for the nine months ended September 30, 1997 and 1996, has been prepared on the same basis as the audited financial statements. In the opinion of management, such unaudited information includes all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the interim information. Operating results for the nine months ended September 30, 1997, are not necessarily indicative of the results that may be expected for the entire year ending December 31, 1997.

2.    INVENTORIES:

  Inventories were comprised of:

                              September 30,          December 31,
                                  1997                  1996
                              -------------          ------------
   Raw materials              $       1,243          $      1,167
   Work in process                   21,110                18,402
   Finished goods                     5,810                 7,187
                              -------------           -----------
                                     28,163                26,756
   LIFO reserve                      (5,882)               (5,430)
                              -------------           -----------
   Total inventory            $      22,281          $     21,326
                              =============          ============

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



ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

Gradall Industries operates in two segments of the construction equipment market, hydraulic excavators and rough-terrain variable reach material handlers. As a result of the growth of Gradall's rough terrain variable reach material handler business and related parts, this segment accounted for the majority of the Company's revenues in 1996. During the first nine months of fiscal 1997 material handlers continue to lead the Company's net sales. In July 1997 the Company introduced the model 544D, which is one of the largest material handlers in the industry. Broad based acceptance of this product in conjunction with a supportive market for residential and non-residential construction established record material handler sales for the first nine months of 1997. Although there has been some downward pressure on rental rates, rental utilization as measured by the Company exceeds 85%, with a continuing strong demand from national rental companies.

Since its introduction in May 1997, the XL2200 hydraulic excavator has been well received by distributors and contractors. During the third quarter Gradall introduced the XL2210 hydraulic excavator, which is targeted for the industrial markets. Total Gradall excavator shipments for the first nine months has remained even with the same time period in 1996.

Gross profit and operating profit continue to increase as a percent of net sales. For the first nine months of 1997 gross profit as a percent of sales is up 1.1% from 23.1% to 24.2%. Production efficiencies resulting from increased volume and capital investments along with continued negotiation of favorable long term purchasing agreements have reduced product costs. Operating expenses for engineering, marketing and administration have increased to support the aggressive new product development plan and higher sales volume; however, operating profit continues to increase as a percent of sales.

RESULTS  OF  OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1997, COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1996.

Net Sales.    Net sales for the three months ended September 30, 1997, were
  $40.3 million, an increase of $5.1 million or 14.5% compared to $35.2 million for the three months ended September 30, 1996. The increase in net sales was attributable to significant increases in unit volume of both excavators and material handlers and a moderate increase in service parts sales.

Gross Profit.    Gross profit for the three months ended September 30, 1997, was
  $9.8 million, an increase of $1.6 million or 18.8%, compared to $8.3 million for the three months ended September 30, 1996. Gross profit as a percentage of net sales increased to 24.3% for the three months ended September 30, 1997, from 23.5% for the three months ended September 30, 1996, primarily due to improved production efficiencies and the economies of higher production volume.

Engineering.    Engineering expense for the three months ended September 30,
  1997, was $0.9 million, an increase of $0.2 million or 24.3%, compared to $0.7 million for the three months ended September 30, 1996. This increase was due to the addition of engineering personnel to support new product development.

Selling and Marketing.    Selling and marketing expense for the three months
  ended September 30, 1997, was $2.0 million, an increase of $0.5 million or 31.5% compared to $1.5 million for the three months ended September 30, 1996. This increase is attributable to the addition of field sales and service representatives and interest subsidy for a higher number of dealer floor plan units.

Administrative.    Administrative expenses for the three months ended September
  30, 1997, were $1.6 million, an increase of $0.2 million or 11.3%, compared to $1.5 million for the three months ended September 30, 1996. This increase was primarily attributable to wages and benefits, additional personnel to support new MIS projects and the higher business volume.

Interest Expense.    Interest expense for the three months ended September 30,
  1997, was $0.1 million, a decrease of $0.6 million or 82.5%, compared to $0.8 million for the three months ended September 30, 1996. This decrease in interest expense was due to lower borrowings in connection with the debt reduction from the proceeds of the September 3, 1996, initial public offering.

Income Tax Provision.    Income tax expense for the three months ended September
  30, 1997, was $2.1 million, an increase of $0.7 million or 51.8%, compared to $1.4 million for the three months ended September 30, 1996, and represented an effective tax rate of 39.1% and 39.2%, respectively.

Income Before Extraordinary Charge.    Income before extraordinary charge for
  the three months ended September 30, 1997, was $3.2 million, an increase of $1.1 million or 52.7%, compared to $2.1 million for the three months ended September 30, 1996. This increase was attributable to the increased sales volume, increased margins and lower interest expense.

Extraordinary Charge.    An extraordinary charge of $1.0 million, net of taxes,
  related to early extinguishment of debt which was incurred in September 1996 to write off unamortized deferred financing costs and the discount on subordinated debt which were paid off with the proceeds from the initial public offering which was completed on September 3, 1996.

Net Income Per Share After Extraordinary Charge.    Net income per share after
  extraordinary charge for the three months ended September 30, 1997, was $0.36, an increase of $0.20 per share or 125.0% compared to the $0.16 per share for the three months ended September 30, 1996. This increase was attributable to the increased sales volume, increased margins and lower interest expense.

Pro Forma Net Income Per Share.    Net income per share for the three months
  ended September 30, 1997, was $0.36, an increase of $0.09 per share or 33.3% compared to the pro forma net income per share of $0.27 for the three months ended September 30, 1996. The pro forma net income is presented as if the issuance of shares of common stock pursuant to the initial public offering and the application of the net proceeds thereof had occurred on January 1, 1996.

NINE MONTHS ENDED SEPTEMBER 30, 1997, COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1996.

Net Sales.    Net sales for the nine months ended September 30, 1997, were
  $114.6 million, an increase of $9.7 million or 9.3% compared to $104.8 million for the nine months ended September 30, 1996. The increase in net sales was attributable to a significant increase in volume of material handlers and service parts sales.

Gross Profit.    Gross profit for the nine months ended September 30, 1997, was
  $27.7 million, an increase of $3.5 million or 14.2% compared to $24.2 million for the nine months ended September 30, 1996. Gross profit as a percentage of net sales increased to 24.2% for the nine months ended September 30, 1997, from 23.1% for the nine months ended September 30, 1996, primarily due to improved production efficiencies and a more profitable sales mix within the material handler product line.

Engineering.    Engineering expense for the nine months ended September 30,
  1997, was $2.8 million, an increase of $0.5 million or 21.1% compared to $2.3 million for the nine months ended September 30, 1996. This increase was due to the addition of engineering personnel to support new product development.

Selling and Marketing.    Selling and marketing expenses for the nine months
  ended September 30, 1997, were $5.5 million, an increase of $0.6 million or 12.9% compared to $4.9 million for the nine months ended September 30, 1996. This increase was primarily attributable to the addition of marketing personnel to support the increased sales volume and interest subsidy for a higher number of dealer floor plan units.

Administrative.    Administrative expenses for the nine months ended September
  30, 1997, were $4.7 million, an increase of $0.7 million or 18.0% compared to $4.0 million for the nine months ended September 30, 1996. This increase was primarily attributable to wage and benefits and extra security during the three-week work stoppage in March and April.

Interest Expense.    Interest expense for the nine months ended September 30,
  1997, was $0.5 million, a decrease of $2.3 million or 80.5% compared to $2.8 million for the nine months ended September 30, 1996. This decrease in interest expense was due to lower borrowings in connection with the debt reduction from the proceeds of the September 3, 1996, initial public offering.

Income Tax Provision.    Income tax expense for the nine months ended September
  30, 1997, was $5.4 million, an increase of $1.8 million or 49.4% compared to $3.6 million for the nine months ended September 30, 1996, and represented an effective tax rate of 39.1% and 39.2%, respectively.

Income Before Extraordinary Charge.    Income before extraordinary charge for
  the nine months ended September 30, 1997, was $8.4 million, an increase of $2.8 million or 50.0% compared to $5.6 million for the nine months ended September 30, 1996. This increase was attributed to the increased sales volume, increased margins and lower interest expense.

Extraordinary Charge.    An extraordinary charge of $1.0 million, net of taxes,
  related to early extinguishment of debt which was incurred in September 1996 to write off unamortized deferred financing costs and the discount on subordinated debt which were paid off with the proceeds from the initial public offering on September 3, 1996.

Net Income Per Share After Extraordinary Charge.    Net income per share after
  extraordinary charge for the nine months ended September 30, 1997, was $0.94, an increase of $0.20 or 27.0% compared to $0.74 for the nine months ended September 30, 1996. The higher sales, higher margins and lower interest expense in 1997 were offset by a lower number of shares outstanding in 1996.

Pro Forma Net Income Per Share.    Net income per share for the nine months
  ended September 30, 1997, was $0.94, an increase of $0.17 per share, or 22.1% compared to the pro forma net income per share of $0.77 for the nine months ended September 30, 1996. The pro forma income is presented as if the issuance of shares of common stock pursuant to the initial public offering and the application of the net proceeds thereof had occurred on January 1, 1996.

LIQUIDITY  AND  CAPITAL  RESOURCES

The Company generated net cash from operating activities of $5.1 million during the first nine months of 1997. Net cash from operating activities resulted from $8.4 million of net income, $1.3 million of depreciation and $0.5 million from post retirement benefit net of deferred taxes reduced by $5.2 million of net cash used by changes in operating assets and liabilities, primarily due to an increase in accounts receivable to support the revenue growth and reduced by an increase in accounts payable primarily from the higher volume of purchases.

For the first nine months of 1997, net cash invested in purchases of new equipment and permanent tooling was $2.0 million. Management expects to complete several large cap ex projects during the fourth quarter to bring 1997 total capital expenditures into the $4 to $5 million range. For the next several years Gradall plans to continue the Company's multi-year capital investment program to increase productivity and product output at the New Philadelphia facility.

For the first nine months of 1997, net borrowings under the Company's lines of credit decreased as a result of strong net cash from operating activities.

A substantial amount of the Company's working capital is invested in accounts receivable and inventories. The Company periodically reviews accounts receivable for noncollectibility and inventories for obsolescence and establishes allowances it believes are appropriate.

As of September 30, 1997, the Company had borrowed $5.4 million of its $25 million bank revolving credit facility which is collateralized by most of the assets of the Company. Interest is calculated, at the Company's option, at LIBOR plus 1.0% or a commercial bank's base rate less 0.5% and requires a commitment fee of 0.25% per annum on the unused portion of the revolving credit commitment. At September 30, 1997, $19.6 million was available for future borrowings under the revolver and the Company was in compliance with all financial covenants.

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


ITEM  6.          EXHIBITS  AND  REPORTS  ON  FORM  8-K

a)          Exhibits:    None
b)          Reports on Form 8-K filed for the three months ended September 30,
            1997:    None


                                  SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     Gradall Industries, Inc.

Date:   November 13, 1997    By:     /s/  Barry L. Phillips
                                       ------------------------
                                        Barry L. Phillips
                                        President and Chief Executive Officer


Date:   November 13, 1997    By:      /s/  Bruce A. Jonker
                                       ----------------------
                                        Bruce A. Jonker
                                             Chief Financial Officer