Form 10-K
period 1997-12-31
GRADALL INDUSTRIES INC
filed 1998-04-01
CIK 1017136

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-K

[x]          ANNUAL  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)
             OF  THE  SECURITIES  EXCHANGE  ACT  OF  1934
             FOR  THE  FISCAL  YEAR  ENDED  DECEMBER  31,  1997
                                            OR
[  ]         TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)
             OF  THE  SECURITIES  EXCHANGE  ACT  OF  1934
             FOR  THE  TRANSITION  PERIOD  FROM  ______  TO  _________

Commission  File  No.  001-12049

                            GRADALL INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)

                  DELAWARE                          36-3381606
       (State  or  other  jurisdiction           (I.R.S. Employer
       of incorporation or organization)       Identification  Number)


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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.________

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 27, 1998 was $82,856,725.
     The number of shares outstanding of registrant's common stock, par value .001 per share, as of February 27, 1998 was 8,940,194.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1997, are incorporated by reference into Part II of this Form 10-K.

     Portions of the registrant's Proxy Statement to be filed pursuant to Regulation 14A with respect to the 1998 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

     The  Exhibit  index  appears  on  sequential  page  29.

                                     PART I
                                     ------


Item  1.    BUSINESS

THE  COMPANY

     Gradall Industries, Inc. (the "Company") was incorporated in Delaware in 1985 as a holding company to acquire all of the outstanding capital stock of The Gradall Company, an Ohio corporation.

     The Gradall Company is a leading manufacturer of hydraulic excavators and rough-terrain variable reach material handlers. The Gradall Company was established in 1946 by the Warner and Swasey Company to manufacture and market a newly designed hydraulic excavator featuring a unique rotating, telescopic boom and a truck mounted design. In 1982, The Gradall Company acquired a product line of material handlers which it redesigned to incorporate its telescopic boom technology and rough-terrain expertise.

     In 1995, the Company consummated a series of transactions which resulted in a new capitalization and ownership structure (the "1995 Recapitalization") pursuant to which (i) MLGA Fund II, L.P. and its affiliates acquired 82.5% of the Company's common stock, (ii) certain officers and key employees acquired 10% of the Company's common stock, (iii) the percentage ownership of the Company's common stock held by its existing stockholders was reduced to 7.5% through the redemption of 82.5% of the previously outstanding common stock and the issuance of 10% of stock to certain officers and key employees and (iv) the Company issued $2,000,000 of preferred stock to the existing stockholders. As part of the 1995 Recapitalization, the Company sold $10 million of 12.5% senior subordinated notes in a private placement and obtained a $10 million term loan and a $ 22 million revolving credit facility.

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

OVERVIEW

     Gradall is a leading manufacturer of hydraulic excavators and rough-terrain variable reach material handlers as well as related service parts. The Company's products are marketed under the widely respected Gradall tradename and are distinguished by their telescopic boom technology, versatility, productivity and reliability. Gradall's telescopic booms, which are manufactured from high-strength specialty steel, are unique both in their shape and engineering design, which provide added strength with minimal weight, and, in the case of excavators, their ability to rotate a full 360 degrees. Gradall products serve niche markets within the construction equipment industry and typically command premium prices. In 1997, total sales were $158.7 million, comprised of $57.4 million in sales of excavators, $84.0 million in sales of material handlers and $17.3 million in sales of service parts. Since January 1993, the Company has introduced 14 new products which accounted for in excess of 60% of Gradall's net sales in 1997.

     Gradall excavators are typically used by general contractors and government agencies for ditching, sloping, finish grading, general maintenance and
infrastructure  projects.    The  Company's  excavators   are   sold   through
approximately  48  independent  distributors  at  approximately  152  locations throughout North America. The introduction and ongoing development of the Company's XL Series excavators featuring the unique Gradall rotating, telescopic booms with high-pressure hydraulics have allowed the Company to continue to dominate its traditional niche market of wheeled, telescopic boom excavators and to strengthen its competitive position in the larger market of conventional crawler excavators, a market historically dominated by knuckle-boom technology.

     Gradall rough-terrain variable reach material handlers are typically used by residential, non-residential and institutional building contractors for lifting, transporting and placing a wide variety of materials at their point of use or storage. The Company's material handlers are sold through approximately 44 independent distributors at approximately 127 locations throughout North America. In addition, Gradall material handlers are available at national rental companies at over 250 locations. The Company continues to introduce new material handlers with Gradall's unique 90 rear-pivot steering, hydrostatic drive and low profile design which provide an exceptional combination of maneuverability, versatility and stability. This new product development has allowed the Company to remain competitive in the rapidly growing rough-terrain variable reach material handler market.

     Gradall's strategy is to design and produce high quality hydraulic excavators and material handlers for niche markets while simultaneously reducing manufacturing costs and increasing production efficiencies. Gradall's ability to design and customize each of its product lines to fit the specifications of its customers augments the uniqueness of the Company's products. In addition, in 1995, the Company commenced a multi-year program designed to expand plant capacity and reduce production costs by increasing labor efficiency and equipment productivity and improving quality. The Company invested $4.2 million in 1995, $2.2 million in 1996, and $5.3 million in 1997. During 1998 the Company plans to invest approximately $6.5 million for additional capital improvements under this program. Management believes that these strategies have enabled the Company to increase substantially its profitability in recent years.

THE  INDUSTRY

     Gradall competes principally in the construction equipment industry. In 1996, the latest year for which U.S. industry figures have been published, new orders for construction, mining and material handling equipment exceeded $41 billion. In 1997, total construction spending is estimated to be $577 billion. The construction equipment industry is highly competitive and global in scope. The U.S. construction equipment industry consists of about 700 manufacturers. The demand for construction equipment is largely driven by general economic conditions.

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

     Excavators. The total market for hydraulic excavators in North America grew from approximately 11,000 units in 1993 to 16,000 units in 1995 and over 18,000 units in 1997. The market growth is due to improved general economic conditions and expanding applications of hydraulic excavators. Excavators were traditionally used for earth moving and below-ground applications such as trenching, road construction, site development, mining and irrigation. The use of excavators has expanded to include many above-ground applications such as demolition, bridge work, hazardous waste clean-up, scrap handling and forestry work as well as applications at industrial sites such as mines and steel mills.

     The excavator market may be divided into two product categories consisting of track-mounted "crawler" excavators (which is further divided into several size classes) and wheel-mounted "wheeled" excavators, which in recent years have constituted approximately 96% and 4% of the total market for excavators, respectively. The conventional crawler excavator market has been traditionally dominated by knuckle-boom technology. The Company manufactures telescopic boom crawler excavators in three size classes, 12-14 tons, 19-21 tons and 24-28 tons, which in 1997 accounted for approximately 9%, 22% and 10% of the total crawler excavator market, respectively, for a total of approximately 41%. The remainder of the crawler excavator market is represented by size classes which are smaller or larger than the sizes currently manufactured by the Company. Based upon industry data, the Company estimates that its market share of the crawler excavator market that it competes in is approximately 1%.

     Gradall is a leading manufacturer of wheeled telescopic boom excavators. Based on industry data, the Company estimates that its market share of wheeled excavators exceeded 45% and that its market share of highway speed, telescopic boom excavators is 85-90%.

     Material handlers. The market for rough-terrain variable reach material handlers has experienced dynamic growth in recent years due to new applications, increased rental demand and displacement of straight-mast forklifts and small rough-terrain cranes. The retail market for material handers has grown from approximately 1,900 units in 1993 to more than 8,500 units in 1997. Material handlers are typically used for lifting, transporting and placing a wide variety of materials such as bricks, blocks, lumber, drywall, structural steel and roofing materials at their point of use or storage. The increased use of new attachments such as buckets, augers, winches, truss booms, side shifting/fork positioning carriages and swing carriages has contributed to the development of new applications of material handlers.

     The rough-terrain variable reach material handler market is divided into several size classes. The Company manufactures and markets material handlers in three sizes, 6-7,000 lbs., 8-9,000 lbs. and 10,000 lbs. and over, which in the aggregate represent over 92% of the total market for material handlers. Based on industry data, the Company estimates that its market share of rough-terrain variable reach material handlers is between 15% and 17%.

GROWTH  STRATEGY

     The Company's growth strategy is to design and produce high quality hydraulic excavators and material handlers for niche markets while simultaneously reducing manufacturing costs and increasing production capacity. Since 1993, the Company has introduced 14 new products, and its sales increased from $72.2 million in 1993 to $158.7 million in 1997 and operating income increased from $1.8 million in 1993 to $20.6 million in 1997. The key components of the Company's strategy are:

     Develop unique products. The Company remains committed to devoting significant resources toward engineering and producing unique excavators and material handlers. With the development of its XL Series excavators, the Company introduced new products to the conventional crawler excavator market. The XL Series excavators are exceptional because they combine the versatility of the Gradall rotating, telescopic boom with the productivity of high-pressure hydraulics. Shipments of the XL 2200, the latest XL Series model, which competes in the 12-14 ton size class, commenced in May,1997, and has been well received by distributors and customers. In mid-1997 the Company introduced the newest XL model, XL2210, which is operated with a remote control device, making it popular for steel and aluminum metal mill maintenance work as well as hazardous waste cleanup and other potentially dangerous jobs. In July, 1997, Gradall introduced a new D Series material handler in the 10,000 lbs. and over size class which is one of the largest material handlers in the industry. In January, 1998, the Company introduced seven new D Series models, completing the D Series family. The eight new D Series models provide state of the industry operator protection, new instrumentation, wider seating and excellent visibility in all directions. The machines are designed for easy operation, shortening the operator training process and encouraging faster, more efficient work with advantages like no-shift transmissions. The Company's product development engineers are currently designing additional new excavators and material handlers which Gradall plans to market in the near future.

     Target niche markets. The Company is committed to maintaining its leading position in its traditional niche market of highway speed, telescopic boom excavators and to gain a strong position in several niche markets in the rough terrain and conventional crawler market. Prior to 1993, the Company focused on the wheeled excavator market which represents approximately 4% of the total excavator market. Although this niche market accounts for a small portion of the overall excavator market, it is an increasing market that generates consistent profit margins. With the introduction of the XL Series excavators in 1993, the Company strengthened its competitive position in several size classes of the conventional crawler excavator market which in the aggregate currently represent approximately 41% of that market. Gradall believes that it is well-positioned to take advantage of the niches in the crawler excavator market which demand premium full-featured products. In the material handler market, the Company focuses on the segment which demands a reliable, premium product that offers a high level of versatility and maneuverability. The Company believes it is well-positioned to compete in this dynamically growing market.

     Improve manufacturing processes. An important element of Gradall's growth strategy is to expand profit margins through improved manufacturing processes. In 1995, the Company commenced a multi-year program designed to expand plant capacity and reduce production costs by increasing labor efficiency and equipment productivity and improving quality. The Company invested $4.2 million in 1995, $2.2 million in 1996 and $5.3 million in 1997. During 1998, the Company plans to invest approximately $6.5 million for additional capital improvements under this program. The recent capital improvements have included robotic welding systems, fabrication equipment and direct computer-controlled equipment for cellular production. Gradall has also adopted programs designed to reward its employees for improvements in overall productivity and profitability. In addition, the Company has implemented aggressive quality programs in the areas of statistical process control, warranty expense reduction and quality assurance. Gradall believes its recent and planned investments in automation and technology, material control, productivity incentives and quality programs should improve its manufacturing processes and benefit profit margins in the future.

     Emphasize quality. Gradall has adopted a "continuous improvement" strategy for every facet of its operation. The Company has carried the continuous improvement concept beyond the scope of the traditional quality definition to include product development and employee training and development. This strategy has led to significant reductions in the Company's total cost of quality (defined as warranty, rework and scrap expenses), which declined from 2.6% of sales in 1993 to 1.5% in 1997. The Company has implemented statistical process controls, a monitored product quality review program and a formal supplier quality assurance program.

     Increase distributor support. The Company believes that its distribution network is among the strongest in the industry and a core strength for its future growth. The Company plans to further enhance its distribution network by continuing to produce unique new products, provide increased marketing and sales support through additional regional sales managers, and provide technical and service support through additional district service managers.

     Expand service parts business. Management has focused on expanding the Company's service parts business to increase revenues and profits by taking advantage of the growth in the working population of Gradall excavators and material handlers. As a part of this focus, the Company has implemented the Gradall On Line Distributor ("GOLD") computer system which links the Company and its distributors to facilitate communications regarding orders, availability and other information involving Gradall service parts. In 1997 the Company invested significant resources toward the development of CD ROM operators, service and parts manuals which will be available to all dealers in 1998. Service parts sales and marketing activities are supported by three regional parts managers who are dispersed geographically throughout the U.S.

     Pursue joint venture and international business opportunities. Although substantially all of the Company's business has been focused in North American, the Company believes its increased product development efforts should enable the Company to take advantage of international opportunities, including infrastructure development in emerging markets in the former Soviet Union and Asia. The Company currently has a joint venture to manufacture and market material handlers in Eastern Europe and is exploring other international opportunities. In addition, the Company has embarked on a program to obtain its ISO 9001 certification in order to assist the international marketing of its products. The registration audit for this certification is scheduled for the fourth quarter 1998.

     Capitalize on greater financial flexibility. The Company intends to take advantage of its improved financial position to expand the scope of its operations through further development of its products, manufacturing process and distribution network and through the pursuit of possible acquisitions. The Company believes it will have the opportunity to participate in the current trend of consolidation in the construction equipment industry.

PRODUCTS  AND  MARKETS

     The Company engineers, manufactures and markets premium hydraulic excavators and material handlers which incorporate Gradall's unique design features. In addition, the Company manufactures and markets service parts for its excavators and material handlers. Since January 1993, the Company has introduced 14 new products which accounted for more than 60% of total sales in 1997.

                           REVENUE BY PRODUCT CATEGORY

                                                  YEAR ENDED DECEMBER 31,
                                                 -------------------------
                                           1993(1)   1994    1995    1996    1997
                         -------------------------  -----  ------  ------  ------
  (DOLLARS IN MILLIONS)
Excavators. . . . . . .  $                   40.2   $45.2  $ 49.2  $ 55.1  $ 57.4
Material handlers . . .                      21.4    30.7    53.6    70.4    84.0
Service parts . . . . .                      10.7    12.9    15.6    15.4    17.3
                         -------------------------  -----  ------  ------  ------
Total . . . . . . . . .  $                   72.2   $88.8  $118.4  $140.9  $158.7
                         =========================  =====  ======  ======  ======

______________
(1)  The  sum  in this column may not equal the indicated total due to rounding.

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

     XL Series. The Company formally introduced the XL Series in March 1993 to enhance its competitive position in the larger market segment of conventional crawler excavators. The XL Series products compete in the 12-14 ton, 19-21 ton and 24-28 ton size classes which in the aggregate constitute approximately 41% of the entire crawler excavator market. The XL Series products combine the versatility of the Gradall telescopic boom technology with the performance of high-pressure hydraulics. The XL Series products have more than twice the productivity and efficiency of the Gradall models they replaced.


XL2000 Series. Shipments of the new crawler model XL2200 commenced in May 1997, and it competes in the 12-14 ton class which represents approximately 9% of the total crawler excavator market. This model is designed to meet the needs of residential and general contractors. In August 1997 the Company commenced shipments of a remote controlled crawler model XL2210, which is a special industrial version for use in mines and steel mills. During 1998 the Company plans to introduce a rough-terrain wheeled version of the XL2000 series.

XL4000 Series. This model competes in the 19-21 ton class which represents approximately 22% of the total crawler excavator market. The XL4000 Series is available in both wheeled and crawler versions. This model is widely used by municipalities and general contractors.

XL5000 Series. This model competes in the 24-28 ton class traditionally dominated by conventional crawler knuckle-boom excavators. This class accounts for approximately 10% of the total crawler excavator market. The XL5000 Series is the largest high-pressure hydraulic excavator manufactured by the Company and is available in both wheeled and crawler versions. It is well accepted among infrastructure and highway contractors.

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

     The  primary  features  of  Gradall  excavators  are:

          Telescopic boom. The rotating, telescopic boom is well known for its versatility and strength. The unique design is excellent for production work such as trenching and earth moving as well as precision work including finished grading and clean-up.

          Wheeled carriers. The Company's highway speed, wheeled carriers are designed and manufactured by Gradall to meet the needs for a reliable and durable carrier. They are offered in two, four or six-wheel drive configurations.

          Remote control, single cab operation. All Gradall highway speed wheeled excavators are designed with two cabs-one for the operation of the carrier and the other for the operation of the excavator. They are engineered so that one operator can control the carrier by remote control from the excavator cab. This allows for greater versatility and adds significantly to the productivity of the machine.

          Crawler undercarriages. Gradall crawler undercarriages are specifically designed and manufactured by the Company to provide the speed, increased productivity and stability requirements of XL Series excavators.

          Options/attachments. In addition to a variety of standard features, Gradall also offers specialized options as requested by customers including air conditioning, work lights, vandal covers and special auxiliary hydraulics. In 1996 Gradall introduced the "telestick" boom attachment which extends the reach of the XL4000 and XL5000 Series excavators approximately 50% to 45'5" and 50'9", respectively.

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

     A  brief  description  of  Gradall  material  handler models is as follows:

     522/524D. The 522/524D was introduced in January 1998 and competes in the 6-7,000 lbs. class which represents approximately 48% of the total material handler market. It is available in both two-section and three-section booms which provide a maximum lift height of 24' and 32', respectively. This model is very cost efficient and is ideally suited for less demanding applications.

     534D-6. The 534D-6 was introduced in January 1998 and is the most popular Gradall material handler. It also competes in the 6-7,000 lbs. class and has a maximum lift height of 36'. This model has been very well accepted by mason and roofing contractors and the rental industry.

     534D-9. The 534D-9 was introduced in January 1998 and competes in the 8-9,000 lbs. class which represents approximately 30% of the market and has a maximum lift height of 40'. This model has a strong appeal to framing and general contractors.

     534D-10. The 534D-10 was introduced in January, 1998, and competes in the 10,000 lbs. and over class which represents approximately 7% of the market. It has a maximum lift height of 40' and is ideally suited for operations requiring heavy lifting. This model has stabilizers as standard equipment to increase its overall capacity at full reach.

     544D. The 544D was introduced in July 1997 and also competes in the 10,000 lbs. and over class. It is one of the industry's largest material handlers and has a maximum lift height of 55'. This model permits working on buildings as high as six stories and also includes stabilizers as standard equipment.

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

     In order to increase sales of service parts in a very competitive market, the Company focuses on parts availability, marketing and sales activities. As an element of this focus, the Company has implemented the Gradall On Line
Distributor ("GOLD") computer system which links the Company and its distributors to facilitate communications regarding orders, availability and other information involving Gradall service parts. The Company emphasizes the importance of stocking and marketing service parts and has developed a delivery system to provide quick shipment of emergency and unit down parts. The Company provides same day shipment on unit down orders and promotes distributor incentives for stock orders. In 1997 the Company invested significant resources to the development of CD ROM operators, service and parts manuals which will be available to all dealers in 1998.

Specialized  Machines

     Gradall has the ability to modify its products to suit the specific needs of its customers. This ability to produce specialized machines is a part of Gradall's overall strategy to serve specialty, higher margin markets within the construction equipment industry. Over 30% of all Gradall excavators are modified from standard models to meet customer requirements with add-on and/or special attachments. Gradall is able to design and produce specialized machines while meeting the delivery schedule of its customers. Some of the specialized machines developed by the Company are now being marketed as standard models; for example, special excavators created for mine scaling, steel mills and other special industrial applications have become Gradall standard models.

MARKETING  &  DISTRIBUTION

     The Company primarily markets and distributes its products through a network of independent distributors and rental companies who, in turn, sell or rent the products to end-users. The Company also sells directly through its own marketing staff to certain major accounts as well as to customers located outside the United States.

     The Company has agreements with its distributors under which the distributors purchase products from the Company at agreed-upon prices for resale within the distributor's territory. Although the Company's distributors are not required to purchase any minimum number of products, they are required to maintain agreed-upon inventory levels. Either party may terminate the distributor agreement upon the occurrence of certain events, including bankruptcy or breach, or in the event either party is dissatisfied with the other party's performance, upon thirty days notice after a sixty day dispute resolution procedure. In addition to the Company's products, distributors typically sell construction equipment manufactured by third parties, including competitors of the Company.

     Gradall excavators are primarily used by general contractors and government agencies. Gradall material handlers are customarily used by residential, non-residential and institutional building contractors. Since these are distinct user bases, the Company markets excavators and material handlers and their related service parts through two separate distribution networks. The Company's excavator distribution network is comprised of approximately 48 independent distributors at approximately 152 locations in North America. The Company's material handler distribution network is composed of approximately 44 independent distributors at approxi-mately 127 locations. In addition, Gradall material handlers are available at national rental companies at over 250 locations. No distributor or rental company accounted for more that 10% of the Company's sales in 1997.

     The Company believes that its ongoing distributor support and training programs help enhance the competitiveness and increase the strength of its distribution network. The Company supports the sales, service and rental activities of its distributors with product advertising, sales literature, product training and major trade show participation. The independent distribution network is serviced by the Company's five regional sales managers for excavators and seven regional sales managers for material handlers. Each regional sales manager is also responsible for developing new distributors within his region.

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

     Automation and technology. In 1995, the Company commenced a multi-year program designed to expand plant capacity and reduce production costs by increasing labor efficiency and equipment productivity and by improving quality. The Company invested $4.2 million in 1995, $2.2 million in 1996 and $5.3 million in 1997. During 1998, the Company plans to invest approximately $6.5 million for additional capital improvements under this program. Thus far, capital improvements have included robotic welding systems, laser cutting machines, oxygen assist plasma cutting machines and direct computer-controlled equipment designed for cellular production. Planned expenditures will include additional robotic welding systems, laser cutting machines, and an additional machining center. Gradall believes that the recently completed capital improvements, which have reduced production costs, expanded plant capacity and improved quality, and planned capital improvements, should benefit profit margins in the future.

     Material control. The Company has instituted and continues to institute material control improvements. These improvements include just-in-time inventory management, the relocation of certain inventory to the shop floor to support cell manufacturing, set-up reduction programs and the reduction and control of obsolete and surplus inventory.

     Productivity incentives. The Company operates a productivity sharing plan for its unionized, hourly employees. The plan is a Gradall productivity sharing plan called "Gainsharing." Gainsharing is a group incentive program that is calculated from a Company-wide measure of productivity. The productivity of the plant is measured against a base period. Each employee receives a Gainshare bonus based upon the percentage increase in productivity. The Company has an active labor management cooperative committee which is supported by employee positive action teams. These teams implement changes in the manufacturing processes which improve quality and productivity, which in turn support the Gainsharing program.

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

     Gradall's commitment to automation and technology, material control, productivity incentives for employees and quality programs have improved the capacity, productivity and quality of the Company's manufacturing operations. From 1993 to 1997, the Company increased its unit production by 169.1% with only a 33.5% increase in its workforce. The Company's total cost of quality (defined as warranty, rework and scrap expenses) declined from 2.6% in 1993 to 1.5% of sales in 1997.

ENGINEERING  AND  DESIGN

     Gradall believes that its engineering and design capabilities are among the Company's major strengths. The engineering and design functions are closely integrated with the Company's manufacturing and marketing activities. This allows the Company to integrate new production technology with specific needs of customers, resulting in expanded market opportunities and increased profitability for the Company. In 1997, approximately 30% of Gradall excavators were modified from standard models to meet customer requirements with add-on and/or special attachments.

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

     The excavator market may be divided into two product categories - track-mounted "crawler" excavators (which is further divided into several size classes) and wheel-mounted "wheeled" excavators. In recent years, crawler excavators have constituted approximately 96% of the total market for excavators and wheeled excavators have accounted for 4%. The conventional crawler excavator market has been traditionally dominated by knuckle-boom technology. The leading producers of conventional crawler excavators are Caterpillar Inc., Deere & Co., Hitachi Corporation and Komatsu, Ltd. The Company manufactures telescopic boom crawler excavators in three size classes, 12-14 tons, 19-21 tons and 24-28 tons, which in 1997 accounted for approximately 9%, 22% and 10% of the total crawler excavator market, respectively, for a total of approximately 41% of the total crawler market. Based upon industry data, the Company estimates that its market share of the crawler excavator market that it competes in is approximately 1%. Gradall's XL Series excavators are designed to appeal to niche markets in these size classes which require the versatility of the Gradall telescopic boom technology with the performance of high-pressure hydraulics. The remainder of the crawler excavator market is represented by size classes which are smaller or larger than the sizes currently manufactured by the Company.

     Gradall is a leading manufacturer of wheeled telescopic boom excavators. Based on industry data, the Company estimates that its market share of all wheeled excavators exceeded 45% and that its market share of highway speed, telescopic boom excavators is 85-90%. The Company has only one competitor in the highway speed, telescopic boom excavator market.

     The rough-terrain variable reach material handler market is divided into several size classes. The Company manufactures material handlers in three size classes, 6-7,000 lbs., 8-9,000 lbs. and 10,000 lbs. and over, which in the aggregate represent over 92% of the total market for material handlers. Based on industry data, the Company estimates that its market share of all material handlers is between 15% and 17%. Other than Gradall, the principal producers of variable reach material handlers are JCB International Co., Ltd., Gehl, Omniquip International and Caterpillar, Inc.

BACKLOG

     As of December 31, 1997, the Company's backlog of orders aggregated approximately $11.3 million compared to approximately $14.8 million at December 31, 1996 and approximately $17.9 million at December 31, 1995. The decrease in backlog of orders at December 31, 1997 was due primarily to the increase in the Company's production schedules and higher fourth quarter shipments. Substantially all backlog orders at December 31, 1997 are expected to be shipped by April 30, 1998.

PATENTS  AND  TRADEMARKS

     The Company owns a number of patents and trademarks. Although the Company does not believe that the expiration or loss of any one patent would materially affect its business considered as a whole, it does consider certain of them to be important to the conduct of its business in certain product lines. "Gradall" is a registered trademark which the Company considers material to sales and earnings results.

SUPPLIERS

     The Company purchases component parts and raw materials from a variety of manufacturers, the most significant of which are set forth below:


SUPPLIER . . . . . . . . .     COMPONENTS
--------------------------     --------------------

Rexroth. . . . . . . . . .     Hydraulics
Rockwell International . .     Axles
Cummins Engine . . . . . .     Engines
Bethlehem Steel. . . . . .     Steel
Parker Hannifin. . . . . .     Hydraulic components
Iowa Industrial Hydraulics     Cylinders
Robinson Steel . . . . . .     Steel
Auburn Gear. . . . . . . .     Torque hubs
Firestone/Bridgestone. . .     Tires
Kurdziel Industries. . . .     Counterweights


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

EMPLOYEES

     As  of  December  31, 1997, Gradall employed 681 people, 455 hourly and 226
salaried.    The  Company's  455  hourly  employees  are  represented  by  the
International Association of Machinists and Aerospace Workers (IAM) and are currently working under a three-year contract which will expire on April 16, 2000. The Company's current contract with the IAM was approved after a three-week work stoppage which occurred when the union failed to ratify a proposed new three-year contract. During the three-week work stoppage the Company was able to continue production and shipment, although at a reduced level. There can be no assurance that the Company will be able to negotiate satisfactory contracts with the union in the future or that the Company's union employees will not participate in any work stoppage which could have an adverse effect on the operations of the Company.

SEASONAL  TRENDS

     Generally, the Company's sales are not subject to significant seasonal variations; however, its sales and earnings tend to be somewhat lower in January and February due to adverse weather conditions in the Northern climates.

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

Item  3.    LEGAL  PROCEEDINGS

     Due to the nature of its products, the Company may be subject to significant claims for product liability. The Company is a party to various lawsuits seeking damages for alleged product liability arising from the use of its products. The Company currently maintains product liability insurance with an annual aggregate limit of $11 million subject to a self-insurance retention in the amount of $200,000 per claim. There can be no assurance that the proceeds available under the Company's insurance policy would be adequate to cover potential product liability claims. A successful claim against the Company in excess of the Company's insurance coverage could have an adverse effect on the financial results of the Company.

Item  4.    SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     Not  applicable.

EXECUTIVE  OFFICERS  OF  THE  REGISTRANT

     Executive  officers of the Company as of February 27, 1998 were as follows:

Name                Age                        Position
------------------  ---   -----------------------------------------------------
 Barry L. Phillips   56   President - CEO

 David S. Williams   57   Vice President , Marketing and Sales

 Joseph H. Keller.   51   Vice President, Engineering and Secretary

 James C. Cahill .   45   Vice President, Manufacturing

 Bruce A. Jonker .   55   Vice President, Chief Financial Officer and Treasurer


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


Item  5.    MARKET  FOR  THE  REGISTRANT'S  COMMON  EQUITY  AND  RELATED
     STOCKHOLDER  MATTERS

TRADING  INFORMATION

     The Company's Common Stock has been traded on the Nasdaq National Market under the symbol "GRDL" since August 28, 1996.

     The following table sets forth the high and low sales prices for the Common Stock of the Company for the periods indicated as reported by the Nasdaq National Market:

                             Sale Price
                             -----------

1996                       High        Low
----------------------  -----------  -------
Third Quarter(1) . . .  $    11 7/8  $    10
Fourth Quarter . . . .       13 5/8   10 3/4

1997
----------------------
First Quarter. . . . .  $    16 1/4  $    12
Second Quarter . . . .       16 1/4       12
Third Quarter. . . . .       17 3/8   14 3/4
Fourth Quarter . . . .       16 7/8       15

1998
----------------------
First Quarter through.       18 7/8   15 1/4
February 27, 1998

(1)  Trading  commenced  on August 28,  1996

RECORD  HOLDERS

     The approximate number of record holders of the Company's equity securities at February 27, 1998 was as follows:

          Title  of  Class                              Number of Record Holders
          ----------------                              ------------------------

          Common  Stock                                                      129

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

Item  6.    SELECTED  CONSOLIDATED  FINANCIAL  DATA

     The information required by this item is incorporated by reference to the "Selected Consolidated Financial Data" on pages 12 and 13 of the 1997 Annual Report to Shareholders.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required by this item is incorporated by reference to "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 33 through 40 of the 1997 Annual Report to Shareholders.

     This report and the foregoing Management's Discussion and Analysis of Financial Condition and Results of Operations contain various "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company's Annual Report to Shareholders, any Report on Form 10-K, Form 10-Q, Form 8-K or any other written or oral statements made by or on behalf of the Company may include forward looking statements. Forward looking statements represent the Company's expectations or beliefs concerning future events. Any forward looking statements made by or on behalf of the Company are subject to uncertainties and other factors that could cause actual results to differ materially from such statements.

     Undue reliance should not be placed on any forward looking statements made by or on behalf of the Company as such statements speak only as of the date made. The Company undertakes no obligation to publicly update or revise any forward looking statement, whether as a result of new information, the occurrence of future events or otherwise.

Item  7A.    QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

     This item is not applicable for the fiscal year ending December 31, 1997, as the Company's total market capitalization is less than $2.5 billion.

Item  8.    FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA

     The information required by this item is incorporated by reference to pages 14 through 32 of the 1997 Annual Report to Shareholders.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not  applicable.

                                    PART III


Item  10.    DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT

     The information with respect to the directors of the Company is incorporated by reference to the Company's proxy statement to be filed for its 1998 Annual Meeting of Stockholders.

Item  11.    EXECUTIVE  COMPENSATION

     Information with respect to executive compensation is incorporated herein by reference to the Company's proxy statement to be filed for its 1998 Annual Meeting of Stockholders.

Item  12.    SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND
 MANAGEMENT

     Information with respect to security ownership of certain beneficial owners and management is incorporated herein by reference to the Company's proxy statement to be filed for its 1998 Annual Meeting of Stockholders.

Item  13.    CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

     Information with respect to certain relationships and related transactions is incorporated by reference to the Company's proxy statement to be filed for its 1998 Annual Meeting of Stockholders.


                                     PART IV


Item  14.    EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES  AND  REPORTS  ON
      FORM  8-K

     (a)          Documents  filed  as  part  of  this  report:

          1.          Financial  Statements

               The following consolidated financial statements of the Company and its subsidiaries and the Report of the Independent Accountants included in the 1997 Annual Report to Shareholders on pages 14 through 32 are incorporated by reference in Part II, Item 8.

               Report  of  Independent  Accountants
               Consolidated Balance Sheets - December 31, 1997 and December 31, 1996
               Consolidated Statements of Income for the three years ended December 31, 1997
               Consolidated  Statements  of  Changes in Shareholders' Equity for
               the  three  years                         ended December 31, 1997
               Consolidated  Statements  of Cash Flows for the three years ended
               December  31,                                                1997
               Notes  to  Consolidated Financial Statements (including unaudited
               quarterly  financial                                 information)

          2.          Financial  Statement  Schedules

               The following financial statement schedules of the Company and its subsidiaries and the report of independent auditors thereon are filed as part of this Annual Report on Form 10-K and should be read in conjunction with the consolidated financial statements of the Company and its subsidiaries included in the 1997 Annual Report to Shareholders.


Schedule                                         Page No.
-----------------------------------------------  --------

Independent Auditors Report . . . . . . . . . .        27
Schedule II - Valuation and Qualifying Accounts        28


               All other schedules have been omitted because they are not applicable or not required or because the required information is included in the consolidated financial statements or the notes thereto.

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

                                                        GRADALL  INDUSTRIES,INC.


March  25,  1998                                        By:/s/ Barry L. Phillips
----------------                                        ------------------------
Date                                                    Name: Barry L. Phillips
                                                        Title:  President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                                     Title                         Date
---------------------------  ----------------------------------------  --------------

/s/ Barry L. Phillips . . .  President (Principal Executive Officer
---------------------------
Barry L. Phillips . . . . .  and Director)                             March 25, 1998
                                                                       --------------

/s/ Bruce A. Jonker . . . .  Vice President, Chief Financial Officer
---------------------------
Bruce A. Jonker . . . . . .  and Treasurer (Principal Financial
                             Officer and Principal Accounting
                             Officer)                                  March 25, 1998
                                                                       --------------

/s/ Sangwoo Ahn . . . . . .  Chairman of the Board and Director
---------------------------
Sangwoo Ahn                                                            March 25, 1998
                                                                       --------------

/s/ Ernest Green. . . . . .  Director
---------------------------
Ernest Green                                                           March 25, 1998
                                                                       --------------

/s/ Perry J. Lewis. . . . .  Director
---------------------------
Perry J. Lewis                                                         March 25, 1998
                                                                       --------------


/s/ John A. Morgan. . . . .  Director
---------------------------
John A. Morgan                                                         March 25, 1998
                                                                       --------------

/s/ William C. Ughetta, Jr.  Director
---------------------------
William C. Ughetta, Jr.                                                March 25, 1998
                                                                       --------------

/s/ David S. Williams . . .  Director
---------------------------
David S. Williams                                                      March 25, 1998
                                                                       --------------

/s/ Jack Rutherford . . . .  Director
---------------------------
Jack Rutherford                                                        March 25, 1998
                                                                       --------------

                        REPORT OF INDEPENDENT ACCOUNTANTS
                        ---------------------------------

To  the  Board  of  Directors  and  Stockholders  of  Gradall  Industries, Inc.:

     Our report on the consolidated financial statements of Gradall Industries, Inc., has been incorporated by reference in this Annual Report on Form 10-K from page 32 of the 1997 Annual Report to Stockholders of Gradall Industries, Inc. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index on page 24 of this Form 10-K Annual Report.

     In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

                                                   /S/ COOPERS & LYBRAND L.L.P.
                                                   ----------------------------
                                                   COOPERS  &  LYBRAND  L.L.P.

Cleveland,  Ohio
February  23,  1998


                             GRADALL INDUSTRIES, INC. AND SUBSIDIARIES
                          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                       FOR THE YEARS ENDED  DECEMBER 31, 1997,  1996 AND 1995
                                       (DOLLARS IN THOUSANDS)

                                                           Additions
                                                      ---------------------
     Description                        Balance at    Charged to    Charged     Balance at
-------------------------------------
                                        Beginning     Costs and     to Other      End of
                                        of Period      Expenses     Accounts    Deductions   Period
                                       ------------  ------------  ----------  ------------  ------
LIFO inventory reserve:
 Year ended December 31, 1995 . . . .  $      5,205  $       (44)  $    5,161
 Year ended December 31, 1996 . . . .         5,161          269        5,430
 Year ended December 31, 1997 . . . .         5,430          140        5,570

Allowance for doubtful accounts:

 Year ended December 31, 1995 . . . .            33           12   $  43  (a)  $     4  (b)
                                                                                    22  (c)     62

 Year ended December 31, 1996 . . . .            62           17      16  (a)        4  (b)
                                                                                    15  (c)     76

 Year ended December 31, 1997 . . . .            76            3       4  (a)       11  (b)
                                                                                    16  (c)     56

Allowance for inventory obsolescence:
 Year ended December 31, 1995 . . . .           958          527     629  (d)                   856
 Year ended December 31, 1996 . . . .           856          751     735  (d)                   872
 Year ended December 31, 1997 . . . .           872          347     407  (d)                   812

(a)  Late  fees  assessed  and  fully  reserved.
(b)  Doubtful  accounts  written  off.
(c)  Revenue  recognized  from  late  fees  collected.
(d)  Write  off  of  obsolete  inventories.


                                           EXHIBIT INDEX

        Exhibit                                                                     Sequential
          No                                Description                               Page No.
     ------------                           -----------                             ----------
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

          10.03  Amended and Restated Shareholders Agreement dated as of
                 August 20, 1996 - incorporated by reference to Exhibit 10.03 to the Company's Registration Statement on Form S-1 (No. 333-06777)

** . .    10.04  Amended and Restated Employment Agreement dated January 1,
                 1998 between The Gradall Company and Barry L. Phillips*

** . .    10.05  Amended and Restated Employment Agreement dated January 1,
                 1998 between The Gradall Company and David S. Williams*

** . .    10.06  Deferred Compensation Agreement dated July 19, 1989 between
                 The Gradall Company and Barry L. Phillips - incorporated by reference to Exhibit 10.06 to the Company's Registration
                 Statement on Form S-1 (No. 333-06777)


** . .    10.07  Amended and Restated Deferred Compensation Agreement dated
                 August 30, 1995 between The Gradall Company and David S.
                 Williams - incorporated by reference to Exhibit 10.07 to the
                 Company's Registration Statement on Form S-1 (No. 333-06777)

** . .    10.08  Split-Dollar Life Insurance Agreement dated as of August 30, 1995 between The Gradall Company and Barry L. Phillips - incorpo rated by reference to Exhibit 10.08 to the Company's Registration
                 Statement on Form S-1 (No. 333-06777)

** . .    10.09  Gradall Industries, Inc. 1995 Stock Option Plan - incorporated by reference to Exhibit 10.09 to the Company's Registration
                 Statement on Form S-1 (No. 333-06777)

** . .    10.10  Amended and Restated Employment Agreement dated as of
                 January 1, 1998 between The Gradall Company and Bruce A.
                 Jonker*

** . .    10.11  Employment Agreement dated as of November 1, 1995 between
                 The Gradall Company and Joseph H. Keller, Jr. - incorporated by reference to Exhibit 10.11 to the Company's Registration
                 Statement on Form S-1 (No. 333-06777)

** . .    10.12  Employment Agreement dated as of November 1, 1995 between
                 The Gradall Company and James C. Cahill - incorporated by
                 reference to Exhibit 10.12 to the Company's Registration
                 Statement on Form S-1 (No. 333-06777)

** . .    10.13  The Gradall Company Amended and Restated Supplemental
                 Executive Retirement Plan - incorporated by reference to Exhibit
                 10.13 to the Company's Registration Statement on
                 Form S-1 (No.333-06777)


** . .    10.14  The Gradall Company Benefit Restoration Plan - incorporated by reference to Exhibit 10.14 to the Company's Registration
                 Statement on Form S-1 (No. 333-06777)


          10.15  Amended and Restated Loan and Security Agreement dated as of
                 December 20, 1996, among The Gradall Company, Gradall
                 Industries, Inc. and Heller Financial, Inc., as agent and lender, The
                 CIT Group/Business Credit, Inc. and Bank One Columbus, N.A.,
                 as lenders (excluding exhibits and schedules) - incorporated by reference to Exhibit 10.15 in the Company's annual report on Form
                 10-K filed for the year ended December 31, 1996

          10.16  Supply Agreement between The Gradall Company and Iowa
                 Industrial Hydraulics, Inc., dated January 1, 1995 (excluding exhibits) - incorporated by reference to Exhibit 10.16 to the Company's Registration Statement on Form S-1 (No. 333-06777)

** . .    10.17  Gradall Industries, Inc., 1998 Stock Option Plan*

          13.01  Annual Report to Shareholders for the year ended December 31,
                 1997 (only to the extent expressly incorporated herein by reference)*

          21.01  Subsidiaries of the Registrant - incorporated by reference to
                 Exhibit 21.01 to the Company's Registration Statement on
                 Form S-1  (No. 333-06777)

          23.01  Consent of Coopers & Lybrand L.L.P. regarding S-8 registration*

          27.01  Financial Data Schedule*

_______________

*          Filed  herewith
**         Management contract or compensatory plan or arrangement identified pursuant to Item 14(c)  of this Form 10-K.