Form 10-Q
period 1998-03-31
GRADALL INDUSTRIES INC
filed 1998-05-14
CIK 1017136

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark  One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     March 31, 1998
                                   --------------

[   ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
             EXCHANGE  ACT  OF  1934

For  the  transition  period from   __________________   To   __________________

Commission file number              001-12049
                                    ---------

                            Gradall Industries, Inc.
                            ------------------------
             (Exact name of registrant as specified in its charter)

                   Delaware                       36-3381606
                   --------                       ----------
       (State  or other jurisdiction               (I.R.S.
     of incorporation or organization)      Employer Identification No.)

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

          Yes  X        No
              ---           ---


                 Number of shares outstanding at March 31, 1998

                    Common Stock, $.001 par value:  8,940,194


                            GRADALL INDUSTRIES, INC.

                                    FORM 10-Q

                          QUARTER ENDED MARCH 31, 1998


                                      Index
                                      -----

PART I                   FINANCIAL INFORMATION                        Page
                                                                      ----
         Item 1 --  Condensed Consolidated Financial Statements          1
         Item 2 --  Management's Discussion and Analysis of              6
                    Financial Condition and Results of Operations
         Item 3 --  Quantitative and Qualitative Disclosures             9
                    About Market Risk

PART II  OTHER INFORMATION

         Item 6 --  Exhibits and Reports on Form 8-K                     9

         Signatures                                                      9

                        PART I  -  FINANCIAL INFORMATION

ITEM  1.    CONDENSED  CONSOLIDATED  FINANCIAL  STATEMENTS


                    GRADALL INDUSTRIES, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                  (Dollars in Thousands, Except Per Share Data)


                                                  Three Months Ended
                                                  ------------------
                                            March 31, 1998   March 31, 1997
                                            ---------------  ---------------
Net sales                                   $        41,541  $        35,910
Cost of sales                                        31,990           27,292
                                            ---------------  ---------------
Gross profit                                          9,551            8,618

Operating expenses:
Research, development and product
      engineering costs                               1,054              895
Selling, general & administrative expenses            3,263            3,049
                                            ---------------  ---------------
Operating income                                      5,234            4,674

Interest expense                                        218              239
Other, net                                                5               72
                                            ---------------  ---------------
Income before provision for taxes                     5,011            4,363

Income tax provision                                  1,957            1,706
Net income                                  $         3,054  $         2,657
                                            ===============  ===============

Earnings per common share:

Basic:
Weighted average
Shares outstanding                                8,940,194        8,939,294

Earnings per common share:                  $          0.34  $          0.30

Diluted:
Weighted average
Shares outstanding                                9,023,295        9,005,868

Earnings per common share:                  $          0.34  $          0.30

The accompanying notes are an integral part of these condensed Consolidated financial statements.


                        GRADALL INDUSTRIES, INC. AND SUBSIDIARIES
                          CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (Dollars in Thousands)

                                                      Unaudited            Audited
                                                   ----------------  -------------------
                                                    March 31, 1998    December 31, 1997
                                                   ----------------  -------------------
                    ASSETS
-------------------------------------------------
Current assets:
Cash                                               $         2,104   $            1,605
Accounts receivable - trade, net of allowance for
 doubtful accounts                                          26,290               25,290
Inventories                                                 25,834               25,564
Prepaid expenses and deferred charges                          484                1,645
Deferred income taxes                                          742                  742
                                                   ----------------  -------------------
Total current assets                                        55,454               54,846

Deferred income taxes                                        5,539                5,402
Property, plant and equipment, net                          15,519               15,108
Other assets                                                 1,338                1,379
Total assets                                       $        77,850   $           76,735
                                                   ================  ===================

       LIABILITIES & STOCKHOLDERS' EQUITY
-------------------------------------------------
Current liabilities:
Current portion long term debt                     $           272   $              297
Accounts payable - trade                                    13,587               17,113
Accrued other expenses                                      10,971               10,927
Total current liabilities                                   24,830               28,337
                                                   ----------------  -------------------

Long term obligations:
Long-term debt, net of current portion                      11,233               10,015
Accrued post-retirement benefit cost                        16,069               15,719
Other long term liabilities                                  1,445                1,445
                                                   ----------------  -------------------
Total long term obligations                                 28,747               27,179
Total liabilities                                           53,577               55,516
                                                   ----------------  -------------------

Stockholders' equity:
Common shares, $.001 par value; 18,000,000 shares
 authorized; 8,940,194 issued and outstanding                    9                    9
Additional paid-in capital                                  38,894               38,894
Accumulated deficit                                        (14,630)             (17,684)
                                                   ----------------  -------------------

Total stockholders' equity                                  24,273               21,219

Total liabilities and stockholders' equity         $        77,850   $           76,735
                                                   ================  ===================

The  accompanying  notes  are an integral part of these condensed consolidated financial statements.

                        GRADALL INDUSTRIES, INC., AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (UNAUDITED)
                                  (Dollars in Thousands)


                                                             Three Months Ended
                                                             --------------------
                                                      March 31, 1998       March 31, 1997
                                                   --------------------  ----------------
Operating Activities:
Net income                                         $             3,054   $         2,657
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Post-retirement benefit transition obligation                      350               262
Depreciation and amortization                                      575               451
Deferred income taxes                                             (137)              (88)
Gain on sale of property, plant & equipment                        (26)
Increase in accounts receivable                                 (1,000)           (1,947)
Increase in inventory                                             (270)             (512)
Decrease in prepaid expenses                                     1,161               313
Decrease in accounts payable and accrued
expenses                                                        (3,482)           (1,926)
                                                   --------------------  ----------------

Net cash provided by (used in) operating
activities                                                         225              (790)
                                                   --------------------  ----------------

Investing Activities:
Proceeds from sale of property, plant & equipment                   66
Purchase of property, plant and equipment                         (985)             (787)
Net cash used in investing activities                             (919)             (787)
                                                   --------------------  ----------------

Financing Activities:
Net borrowings under lines of credits                            1,261             5,287
Repayments on capital leases                                       (68)              (49)
Other                                                                                (19)

Net cash provided by financing activities                        1,193             5,219
                                                   --------------------  ----------------

Net increase in cash                                               499             3,642
                                                   --------------------  ----------------

Cash at beginning of year                                        1,605               215
                                                   --------------------  ----------------

Cash at end of period                              $             2,104   $         3,857
                                                   ====================  ================

The  accompanying  notes  are  an integral part of these condensed consolidated financial statements.

                   GRADALL INDUSTRIES, INC., AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1.          BASIS  OF  PRESENTATION:

The unaudited interim financial information as of March 31,1998, and for the three months ended March 31, 1998 and 1997, has been prepared on the same basis as the audited financial statements. In the opinion of management, such unaudited information includes all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the interim information. Operating results for the three months ended March 31, 1998, are not necessarily indicative of the results that may be expected for the entire year ending December 31, 1998.

These financial statements and the notes thereto should be read in conjunction with the Company's audited financial statements included in its Annual Report on Form 10-K for the fiscal year ended December 31, 1997.


2.          OTHER  COMPREHENSIVE  INCOME:

            The Company has no significant items of other  comprehensive income.


3.          INVENTORIES:

            Inventories  were  comprised  of:

                       March 31,1998    December 31,1997
                      ---------------  ------------------
     Raw materials    $          815   $             921
     Work in process          19,430              24,739
     Finished goods           11,159               5,474
                      ---------------  ------------------
                              31,404              31,134
     LIFO reserve             (5,570)             (5,570)
     Total inventory  $       25,834   $          25,564
                      ===============  ==================

4.          EARNINGS  PER  COMMON  SHARE:

     The  computation  of  the  earnings  per  common  share  are  as  follows:

                                          March 31, 1998    March 31, 1997
                                          ---------------  ---------------
Basic earnings per common share
Net income                                $         3,054  $         2,657
                                          ===============  ===============
Weighted average number of shares
outstanding during the periods and used
in calculation of basic earnings per
common share                                    8,940,194        8,939,294
                                          ===============  ===============

Basic earnings per common share           $          0.34  $          0.30
                                          ===============  ===============

Diluted earnings per common share
Net income                                $         3,054  $         2,657
                                          ===============  ===============
Weighted average number of shares
outstanding and used in calculation of
diluted earnings per common share               9,023,295        9,005,868
                                          ===============  ===============

Diluted earnings per common share         $          0.34  $          0.30
                                          ===============  ---------------
Common shares
Weighted average number of shares
used in calculating basic earnings per
common share                                    8,940,194        8,939,294
Shares issuable upon exercise of stock
options based on average market prices             83,101           66,574
                                          ---------------  ---------------
Weighted average number of shares
used in calculation of diluted earnings
per common share                                9,023,295        9,005,868
                                          ===============  ===============

5.          CONTINGENCIES:

The Company is involved in certain claims and litigation related to its operations. Based upon the facts known at this time, management is of the opinion that the ultimate outcome of all such claims and litigation will not have a material adverse effect on the financial condition or results of operations of the Company.


ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


GENERAL

Gradall Industries operates in two segments of the construction equipment market, hydraulic excavators and rough terrain variable reach material handlers. As a result of the growth of Gradall's rough terrain variable reach material handler business and related parts, this segment has accounted for the majority of the Company's revenues since 1995. During the first three months of fiscal 1998, material handlers achieved record quarterly sales. In January 1998 the Company introduced a new D-series family of material handlers. The increase in material handler sales was driven by strong first quarter rental utilization and larger distributor rental fleets along with strong demand from national rental companies.

The new rough terrain wheeled excavator Model XL2300 was introduced in March 1998 at the BAUMA construction equipment show in Germany. Production shipments for this machine are planned to start in May 1998. Excavator shipments in 1998 will also benefit from the new multi-million dollar order to sell construction and maintenance equipment to Russia. We plan to start production and shipment of the units in the fourth quarter of 1998.

RESULTS  OF  OPERATIONS

THREE  MONTHS  ENDED  MARCH  31,  1998, COMPARED TO THREE MONTHS ENDED MARCH 31,
1997.

Net  Sales.    Net  sales  for the three months ended March 31, 1998, were $41.5
----------
million, an increase of $5.6 million or 15.7% compared to $35.9 million for the three months ended March 31, 1997. The increase in net sales was attributable to a significant increase in unit volume of material handlers. The unit volume of excavators decreased slightly in the first quarter of 1998 and service parts sales were level with the same quarter of the prior year.

Gross  Profit.  Gross profit for the three months ended March 31, 1998, was $9.6
-------------
million, an increase of $0.9 million or 10.8%, compared to $8.6 million for the three months ended March 31, 1997. Gross profit as a percentage of net sales decreased to 23.0% for the three months ended March 31, 1998, from 24.0% for the three months ended March 31, 1997, primarily due to the training costs of newly hired employees required to support the increased production schedule.

Research,  Development and Product Engineering Costs.  Research, development and
----------------------------------------------------
product engineering costs expense for the three months ended March 31, 1998, was $1.1 million, an increase of $0.2 million or 17.8%, compared to $0.9 million for the three months ended March 31, 1997. This increase was due to the addition of engineering personnel to support new product development. Although research and development costs increased to support new product development, the overall cost as a percent of net sales remained constant at 2.5%.

Selling,  General  and  Administrative.    Selling,  general  and administrative
--------------------------------------
expense for the three months ended March 31, 1998, was $3.3 million, an increase of $0.2 million or 7.0%, compared to $3.0 million for the three months ended March 31, 1997. This increase is attributable to higher advertising spending and interest subsidy for a higher number of dealer floor plan units. The total cost of SG&A when expressed as a percent of net sales decreased to 7.4% for the first quarter of 1998 from 8.5% for the same period in the prior year.

Interest  Expense.   Interest expense for the three months ended March 31, 1998,
-----------------
was $0.2, which was a slight decrease from the three months ended March 31, 1997. This decrease in interest expense was due to lower average borrowings in connection with working capital and capital expenditure needs. The lower borrowings were slightly offset by a small increase in LIBOR rates.

Income  Tax  Provision.  Income tax expense for the three months ended March 31,
----------------------
1998, was $2.0 million, an increase of $0.3 million or 14.7%, compared to $1.7 million for the three months ended March 31, 1997, and represents an effective tax rate of 39.1% for both periods.

Net  Income.    Net  income  for the three months ended March 31, 1998, was $3.1
-----------
million, an increase of $0.4 million or 14.9%, compared to $2.7 million for the three months ended March 31, 1997. This increase was primarily attributable to the increased sales volume of the material handler product.

Earnings  Per  Common  Share.  Basic and fully diluted earnings per common share
----------------------------
for the three months ended March 31, 1998, was $0.34, an increase of $0.04 per share or 13.3% compared to $0.30 per share for the three months ended March 31, 1997.

LIQUIDITY  AND  CAPITAL  RESOURCES

The Company generated net cash from operating activities of $0.2 million during the first three months of 1998. Net cash from operating activities resulted from the sum of $3.1 million of net income, $0.6 million of depreciation and amortization and $0.2 million from post retirement benefit, net of deferred taxes, reduced by $3.6 million of net cash used by changes in operating assets and liabilities, primarily a decrease in accounts payable.

For the first three months of 1998, Gradall's purchases of new equipment and permanent tooling was $1.0 million. Management plans to invest approximately $6 million in plant and equipment in 1998.

For the first three months of 1998 net borrowings under the Company's lines of credit increased $1.3 million primarily as a result of the reduction of accounts payable, increase in inventory and purchase of capital equipment.

A  substantial  amount  of  the  Company's  working capital consists of accounts
receivable  and  inventories.    The  Company  periodically  reviews  accounts
receivable for noncollectibility and inventories for obsolescence and establishes allowances it believes are appropriate.

As  of  March  31,  1998  the  Company  has borrowed $10.9 million under its $25 million bank revolving credit facility which is secured principally by the Company's inventory and receivables. Interest is calculated, at the Company's option, at LIBOR plus 1.0% or a commercial bank's base rate less 0.5% and requires a commitment fee of 0.25% per annum on the unused portion of the revolving credit commitment. At March 31, 1998, $14.1 million was available for future borrowings under the revolver and the Company was in compliance with all financial covenants.

The Company believes that cash flows from operations and funds available under its revolving credit facility will be adequate to fund its working capital and capital expenditure requirements for the foreseeable future.

NEW  ACCOUNTING  STANDARDS

In the first quarter, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." This Standard had no effect on the financial statements of the Company.

In February 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 132, "Employers' Disclosures About Pensions and Other Postretirement Benefits," which is effective for financial years beginning after December 31, 1997. The Company will adopt the provisions of SFAS for its fiscal year ending December 31, 1998, but does not expect such adoption to have material impact on the financial statements of the Company.

CAUTIONARY  STATEMENT

Statements included in this Form 10-Q which are not historical in nature are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements regarding the Company's future performance and financial results are subject to certain risks and uncertainties that could cause actual results to differ materially from those set forth in the forward-looking statements. The Company's Quarterly Report on Form 10-Q contains certain detailed factors that could cause the Company's actual results to materially differ from forward-looking statements made by the Company.


ITEM  3.              QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          Not  applicable.


                          PART II  -  OTHER INFORMATION


ITEM  6.          EXHIBITS  AND  REPORTS  ON  FORM  8-K

a)     Exhibits:
         Exhibit 27.0  Financial Data Schedule for the Quarter Ended
                       March 31, 1998
         Exhibit 27.1 Restated Financial Data Schedule for the Quarter Ended September 30, 1996
         Exhibit 27.2 Restated Financial Data Schedule for the Year Ended December 31, 1996
         Exhibit 27.3 Restated Financial Data Schedule for the Quarter Ended March 31, 1997
         Exhibit 27.4 Restated Financial Data Schedule for the Quarter Ended June 30, 1997
         Exhibit 27.5 Restated Financial Data Schedule for the Quarter Ended September 30, 1997

b)     Reports on Form 8-K filed for the three months ended March 31, 1998: None


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


                                      Gradall  Industries,  Inc.


Date:                         By:     /s/  Barry  L.  Phillips
                                      ------------------------
                                      Barry  L.  Phillips
                                      President  and  Chief  Executive  Officer


Date:                         By:     /s/  Bruce  A.  Jonker
                                      ----------------------
                                      Bruce  A.  Jonker
                                      Chief  Financial  Officer