Form 10-Q
period 1998-06-30
GRADALL INDUSTRIES INC
filed 1998-08-12
CIK 1017136

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark  One)

[  X]     QUARTERLY  REPORT  PURSUANT  TO  SECTION 13 OR 15(d) OF THE SECURITIES
                            EXCHANGE  ACT  OF  1934

                For the quarterly period ended     June 30, 1998
                                                   -------------

[   ]     TRANSITION  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE  ACT  OF  1934

     For the transition period from          To
                                    --------   --------

                      Commission file number     001-12049
                                                 ---------

                            Gradall Industries, Inc.
                            ------------------------
             (Exact name of registrant as specified in its charter)

                          Delaware                   36-3381606
                          --------                    ----------
                     (State  or other                  (I.R.S.
                     jurisdiction of                  Employer
                     incorporation or              Identification  No.)
                       organization)

                406 Mill Avenue S. W., New Philadelphia, OH 44663
                -------------------------------------------------
                    (Address of principal executive offices)

                                 (330) 339-2211
                -------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not applicable
               -------------------------------------------------
     (Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

    Yes     X     No
        ---------    ---------


                  Number of shares outstanding at June 30, 1998

                    Common Stock, $.001 par value:  9,508,234


                                        GRADALL INDUSTRIES, INC.

                                               FORM 10-Q

                                      QUARTER ENDED JUNE 30, 1998


                                                 Index
                                                 -----

                                                                             Page
                                                                             ----

PART I        FINANCIAL INFORMATION

  Item 1 --   Condensed Consolidated Financial Statements                     1

  Item 2 --   Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                     7

  Item 3 --   Quantitative and Qualitative Disclosures About Market Risk     11



PART II       OTHER INFORMATION

  Item 6 --   Exhibits and Reports on Form 8-K                               11

              Signatures                                                     11


                                      PART I  -  FINANCIAL INFORMATION

ITEM  1.  CONDENSED  CONSOLIDATED  FINANCIAL  STATEMENTS

                           GRADALL INDUSTRIES, INC. AND SUBSIDIARIES
                          CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                          (UNAUDITED)
                         (Dollars in Thousands, Except Per Share Data)


                                         Three Months Ended             Six Months Ended
                                        --------------------            -----------------
                                   June 30, 1998  June 30, 1997  June 30, 1998  June 30, 1997
                                   -------------  -------------  -------------  -------------
Net sales                          $      49,789  $      38,356  $      91,330  $      74,266
Cost of sales                             38,646         29,089         70,636         56,381
                                   -------------  -------------  -------------  -------------
Gross profit                              11,143          9,267         20,694         17,885

Operating expenses:
  Research, development and
    Product engineering costs                994            970          2,048          1,865
  Selling, general and
    Administrative expenses                4,131          3,562          7,394          6,611
                                    ------------  -------------  -------------  -------------
Operating income                           6,018          4,735         11,252          9,409

Interest expense                             159            175            377            414
Other, net                                   (19)           329            (14)           401
                                   -------------  -------------  -------------  -------------
Income before provision for taxes          5,878          4,231         10,889          8,594

Income tax provision                       2,296          1,654          4,253          3,360
                                   -------------  -------------  -------------  -------------
Net income                         $       3,582  $       2,577  $       6,636  $       5,234
                                   =============  =============  =============  =============

Earnings per common share:

Basic:                                 8,957,133      8,939,294      8,948,710      8,939,294
Weighted average
   Shares outstanding

Earnings per common share          $        0.40  $        0.29  $        0.74  $        0.59

Diluted:                               9,042,536      9,014,369      9,035,156      9,009,012
Weighted average
   Shares outstanding

Earnings per common share          $        0.40  $        0.29  $        0.73  $        0.58

The accompanying notes are an integral part of these condensed consolidated financial statements.


                       GRADALL INDUSTRIES, INC. AND SUBSIDIARIES
                         CONDENSED CONSOLIDATED BALANCE SHEETS
                                (Dollars in Thousands)

                                                     Unaudited           Audited
                                                  ---------------  -------------------
                                                    June 30, 1998    December 31, 1997
                                                    ---------------  -------------------
ASSETS
------------------------------------------------
Current assets:
  Cash                                              $        2,675   $            1,605
  Accounts receivable - trade, net of allowance
      for doubtful accounts                                 27,352               25,290
  Inventories                                               24,718               25,564
  Prepaid expenses and deferred charges                        243                1,645
  Deferred income taxes                                        742                  742
                                                    ---------------  -------------------
     Total current assets                                   55,730               54,846

Deferred income taxes                                        5,676                5,402
Property, plant and equipment, net                          16,299               15,108
Other assets                                                 1,297                1,379
                                                    ---------------  -------------------
     Total assets                                   $       79,002   $           76,735
                                                    ===============  ===================

LIABILITIES & STOCKHOLDERS' EQUITY
------------------------------------------------
Current liabilities:
  Current portion long term debt                    $          264   $              297
  Accounts payable - trade                                  15,552               17,113
  Accrued other expenses                                    10,182               10,927
                                                    ---------------  -------------------
     Total current liabilities                              25,998               28,337
                                                    ---------------  -------------------

Long term obligations:
  Long-term debt, net of current portion                       373               10,015
  Accrued post-retirement benefit cost                      16,419               15,719
  Other long term liabilities                                1,445                1,445
                                                    ---------------  -------------------
     Total long term obligations                            18,237               27,179
                                                    ---------------  -------------------
     Total liabilities                                      44,235               55,516
                                                    ---------------  -------------------

Stockholders' equity:
  Serial preferred shares, par value $.001 per
     share 2,000,000 shares authorized, none
     issued and outstanding
  Common shares, $.001 par value; 18,000,000                    10                    9
     shares authorized; 9,508,234 and 8,940,194
     issued and outstanding on June 30, 1998 and
     December 31, 1997 respectively
  Additional paid-in capital                                45,805               38,894
  Accumulated deficit                                      (11,048)             (17,684)
                                                    ---------------  -------------------

     Total stockholders' equity                             34,767               21,219
                                                    ---------------  -------------------

     Total liabilities and stockholders' equity     $       79,002   $           76,735
                                                    ===============  ===================

The  accompanying notes are an integral part of these condensed consolidated financial statements.


                        GRADALL INDUSTRIES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (UNAUDITED)
                                 (Dollars in Thousands)


                                                                   Six Months Ended
                                                                   ----------------
                                                          June 30, 1998       June 30, 1997
                                                          -------------       -------------
Operating Activities:
Net income                                                 $     6,636       $      5,234
Adjustments to reconcile net income to net cash
provided by operating activities:
  Post-retirement benefit transition obligation                    700                525
  Depreciation and amortization                                  1,209                951
  Deferred income taxes                                           (274)              (178)
  Gain on sale of property, plant & equipment                      (15)                (7)
  Increase in accounts receivable                               (2,062)            (2,686)
  Decrease (increase) in inventory                                 846               (444)
  Decrease in prepaid expenses                                   1,402                190
  Decrease in accounts payable and accrued expenses             (2,306)            (1,525)
                                                            -----------       ------------

  Net cash provided by operating activities                      6,136              2,060
                                                            -----------       ------------

Investing Activities:
     Proceeds from sale of property, plant &                        69                 12
       equipment
     Purchase of property, plant and equipment                  (2,372)            (1,554)
                                                            -----------       ------------
     Net cash used in investing activities                      (2,303)            (1,542)
                                                            -----------       ------------

Financing Activities:
  Net proceeds from sale of stock                                6,912
  Net (repayments) borrowings under lines of credits            (9,603)             1,085
  Repayments on capital leases                                     (72)               (93)
  Other                                                                               (19)
                                                            -----------       ------------

     Net cash (used in) provided by financing                   (2,763)               973
        activities                                          -----------       ------------

     Net increase in cash                                        1,070              1,491
                                                            -----------       ------------

Cash at beginning of year                                        1,605                215
                                                            -----------       ------------

Cash at end of period                                      $      2,675      $      1,706
                                                            ============      ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                    GRADALL INDUSTRIES, INC. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1.     BASIS  OF  PRESENTATION:

The unaudited interim financial information as of June 30,1998, and for the six and three months ended June 30, 1998 and 1997, has been prepared on the same basis as the audited financial statements. In the opinion of management, such unaudited information includes all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the interim information. Operating results for the six months ended June 30, 1998, are not necessarily indicative of the results that may be expected for the entire year ending December 31, 1998.

These financial statements and the notes thereto should be read in conjunction with the Company's audited financial statements included in its Annual Report or Form 10-K for the fiscal year ended December 31, 1997.


2.     OTHER  COMPREHENSIVE  INCOME:

     The  Company  has  no  significant  items  of  other  comprehensive income.


3.     INVENTORIES:

Inventories  were  comprised  of:



                    June 30,1998    December 31,1997
                    --------------  ------------------
                    $       1,120   $             921
 Raw materials
 Work in process           18,651              24,739
 Finished goods            10,517               5,474
                    --------------  ------------------
                           30,288              31,134
 LIFO reserve              (5,570)             (5,570)
                    --------------  ------------------
 Total inventories  $      24,718   $          25,564
                    ==============  ==================



4.     PUBLIC  OFFERING:

On June 29, 1998, the Company completed a public offering in which 562,500 shares of common stock were issued by the Company for a total sum of $7.3 million. Expenses incurred in connection with the issue approximated $0.6 million including $0.1 million related to selling shareholders. The net proceeds of the offering were used to repay the revolving credit facility.

5.     EARNINGS  PER  COMMON  SHARE:

     The  computation  of  the  earnings  per  common  share  are  as  follows:



                                                   June 30, 1998   June 30, 1997
                                                  --------------  --------------
Basic earnings per common share:
   Net income                                     $        6,636  $        5,234
                                                  ==============  ==============
   Weighted average number of shares
      outstanding during the periods and
      used in calculation of basic earnings
      per common share                                 8,948,710       8,939,294
                                                  ==============  ==============

   Basic earnings per common share                $         0.74  $         0.59
                                                  ==============  ==============

Diluted earnings per common share:
   Net income                                     $        6,636  $        5,234
                                                  ==============  ==============
   Weighted average number of shares
      outstanding and used in
      calculation of diluted earnings
      per common share                                 9,035,156       9,009,012
                                                  ==============  ==============

   Diluted earnings per common share              $         0.73  $         0.58
                                                  ==============  ==============
Common shares:
   Weighted average number of shares
      used in calculating basic earnings
      per common share                                 8,948,710       8,939,294
   Shares issuable upon exercise of
      stock options based on average
      market prices                                       86,446          69,718
                                                  --------------  --------------
   Weighted average number of shares
      Used in calculation of diluted
      earnings per common share                        9,035,156       9,009,012
                                                  ==============  ==============


6.     SHAREHOLDER  RIGHTS  PLAN:

The Company adopted a Shareholder Rights Plan on May 29, 1998. Under the Plan, each holder of Common Stock at the close of business on June 10, 1998 received a dividend of one Right for each share of Common Stock held. Each share of Common Stock issued after June 10, 1998 but prior to the earlier of May 29, 2008 and the Distribution Date (as defined in the Plan) will be issued with a Right attached thereto. Following the Distribution Date, each Right will be exercisable to purchase one one-hundredth of a share of Series B Participating Cumulative Preferred Stock, par value $0.001 per share at an exercise price of $60 (the Purchase Price). Once a person has become the beneficial owner of 15% or more of the Company's Common Stock, the Rights would permit holders of Common Stock, other than the acquiring person, to purchase additional Common Stock at a 50% discount to its then-current market price. In addition, if, after any person has acquired such ownership, the Company, or any subsidiary, is involved in a merger, or business combination in which it is not the surviving corporation or a sale of substantial assets then each Right will entitle the holder to purchase, for the Purchase Price, a number of shares of common stock of the other party to such business combination or sale (or, in certain circumstances, an affiliate) at a 50% discount to its then-current market price. Current holders of 15% or more of the Company's Common Stock and Morgan Lewis
Githens & Ahn and any of its current or future affiliates, associates, and direct transferees are not deemed "acquiring persons" under the Rights Plan. The Rights Plan is designed to deter abusive market manipulation or unfair takeover tactics and to restrict an acquirer's ability to gain control of the Company without offering a fair price to all shareholders. The Rights expire on May 29, 2008, unless earlier exchanged or redeemed. The Rights can be redeemed at a price of $0.01 per Right

7.     CONTINGENCIES:

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

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


GENERAL

Gradall Industries, Inc. (the "Company") operates in two segments of the construction equipment market, hydraulic excavators and rough terrain variable reach material handlers. As a result of the growth of Gradall's rough terrain variable reach material handler and related parts business, this segment accounts for the majority of the Company's revenues. The second quarter of 1998 represents the 25th successive quarter material handlers have achieved record quarterly sales. The increase in material handler sales was driven by strong second quarter rental utilization, good weather, and larger distributor rental fleets along with strong demand from national rental companies.

The new rough terrain wheeled excavator Model XL2300 was introduced in March 1998 at the BAUMA construction equipment show in Germany. Production shipments for this machine are planned to start in September 1998. Excavator shipments in the first half of 1998 showed a moderate increase over the first half 1997 and prospects remain encouraging for a strong second half. The passage of the highway bill, potential opportunities internationally and the new Model XL2300 shipments are expected to strengthen second half excavator shipments.

The differences between the second quarter and first half results for 1998 and the same periods for 1997 were to some extent attributable to a three week work stoppage from March 22, 1997 to April 13, 1997.

RESULTS  OF  OPERATIONS

THREE  MONTHS ENDED JUNE 30, 1998, COMPARED TO THREE MONTHS ENDED JUNE 30, 1997.

Net  Sales.  Net  sales  for  the  three  months ended June 30, 1998, were $49.8
----------
million, an increase of $11.4 million or 29.8% compared to $38.4 million for the three months ended June 30, 1997. The increase in net sales was attributable to a significant increase in unit volume of material handlers and excavators and a moderate increase in service parts sales.


Gross  Profit.  Gross profit for the three months ended June 30, 1998, was $11.1
-------------
million, an increase of $1.9 million or 20.2%, compared to $9.3 million for the three months ended June 30, 1997. Gross profit as a percentage of net sales decreased to 22.4% for the three months ended June 30, 1998, from 24.2% for the three months ended June 30, 1997, attributable to service parts promotion plans, greater mix of lower margin material handler service parts and increased production costs from raw material procurement plus reduced manufacturing efficiency from capacity constraints.

Research,  Development and Product Engineering Costs.  Research, development and
----------------------------------------------------
product engineering costs for the three months ended June 30, 1998, was $1.0 million, unchanged from the $1.0 million for the three months ended June 30, 1997. Spending in the research and development function was actually higher in the second quarter 1998 than the same quarter in the prior year due to additional engineering personnel; however, this increase was offset by $0.2 million proceeds from a government engineering project.

Selling,  General  and  Administrative.  Selling,  general  and  administrative
--------------------------------------
expense for the three months ended June 30, 1998, was $4.1 million, an increase of $0.6 million or 16.0%, compared to $3.6 million for the three months ended June 30, 1997. This increase is attributable to higher advertising spending and interest subsidy associated with increased number of unit shipments. Total Selling General and Administrative expenses when expressed as a percent of net sales decreased to 8.3% for the second quarter of 1998 from 9.3% for the same period in the prior year.

Interest  Expense.  Interest  expense  for the three months ended June 30, 1998,
-----------------
was $0.2, which was a slight decrease from the three months ended June 30, 1997. This decrease in interest expense was due to lower average borrowings, slightly offset by a small increase in average borrowing rates.

Income  Tax  Provision.  Income  tax expense for the three months ended June 30,
----------------------
1998, was $2.3 million, an increase of $0.6 million or 38.8%, compared to $1.7 million for the three months ended June 30, 1997, and represents an effective tax rate of 39.1% for both periods.

Net  Income.  Net  income  for  the  three  months ended June 30, 1998, was $3.6
-----------
million, an increase of $1.0 million or 39.0%, compared to $2.6 million for the three months ended June 30, 1997. This increase was primarily attributable to the increased sales volume of the material handler and excavator product lines.

Earnings  Per  Common  Share.  Basic and fully diluted earnings per common share
----------------------------
for the three months ended June 30, 1998, was $0.40, an increase of $0.11 per share or 37.9% compared to $0.29 per share for the three months ended June 30, 1997.


SIX  MONTHS  ENDED  JUNE  30,  1998, COMPARED TO SIX MONTHS ENDED JUNE 30, 1997.

Net  Sales.  Net  sales  for  the  six  months  ended  June 30, 1998, were $91.3
----------
million, an increase of $17.1 million or 23.0% compared to $74.3 million for the six months ended June 30, 1997. The increase in net sales was attributable to a significant increase in volume of material handlers and a moderate increase in volume of excavators and service parts sales.

Gross  Profit.  Gross profit for the six months ended June 30, 1998, amounted to
-------------
$20.7 million, an increase of $2.8 million or 15.7% compared to $17.9 million for the six months ended June 30, 1997. Gross profit as a percentage of net sales decreased to 22.7% for the six months ended June 30, 1998, from 24.1% for the six months ended June 30, 1997 attributable to service parts promotion plans, greater mix of lower margin material handler service parts and increased production costs from dual sourcing plus overall lower manufacturing efficiency from capacity constraints.

Research,  Development  and Product Engineering Cost.  Research, development and
----------------------------------------------------
product engineering cost for the six months ended June 30, 1998, was $2.1 million, an increase of $0.2 million or 9.8% compared to $1.9 million for the six months ended June 30, 1997. This increase was due to the addition of engineering personnel to support new product development.

Selling,  General  and  Administrative.  Selling,  general  and  administrative
--------------------------------------
expenses for the six months ended June 30, 1998, were $7.4 million, an increase of $0.8 million or 11.8% compared to $6.6 million for the six months ended June 30, 1997. This increase was primarily attributable to higher advertising spending and interest subsidy associated with increased number of unit shipments. The Selling, General and Administrative expenses when expressed as a percent of net sales decreased to 8.1% for the six months ended June 30, 1998 from 8.9% for the same period in the prior year.

Interest  Expense.  Interest expense for the six months ended June 30, 1998, was
-----------------
$0.4 million, unchanged from the $0.4 million for the six months ended June 30, 1997. In actual dollars there was a slight decrease in interest expense due to lower average borrowings.

Income  Tax  Provision.  Income  tax  expense  for the six months ended June 30,
----------------------
1998, was $4.3 million, an increase of $0.9 million or 26.6% compared to $3.4 million for the six months ended June 30, 1997. This increase was attributed to the increased sales volume.

Earnings  Per  Common Share.  Basic earnings per common share for the six months
---------------------------
ended June 30, 1998, were $0.74, an increase of $0.15 or 25.4% per basic share from the six months ended June 30, 1997. Diluted earnings per common share for the six months ended June 30, 1998, were $0.73, an increase of $0.15 or 25.9% per diluted share from the six months ended June 30, 1997.


LIQUIDITY  AND  CAPITAL  RESOURCES

The Company generated net cash from operating activities of $6.1 million during the first six months of 1998. Net cash from operating activities resulted from the sum of $6.6 million of net income, $1.2 million of depreciation and amortization and $0.4 million from post-retirement benefit transition obligation, net of deferred taxes, reduced by $2.1 million of net cash used by changes in operating assets and liabilities, primarily an increase in accounts receivable and a decrease in accounts payable.

For the first six months of 1998, the Company's purchases of new equipment and permanent tooling was $2.3 million. Management plans to invest approximately $8.1 million in plant and equipment in 1998. In addition, the board of directors has recently approved in principal a $50 million capacity expansion program for which the Company expects to have final plans for by year end.

For the first six months of 1998 net cash used by financing activities was $2.8 million resulting from the Company's first half positive cash flow. In addition, the net proceeds of $6.9 million from the public offering were used to repay the revolving credit facility.

A substantial amount of the Company's working capital consists of accounts receivable and inventories. The Company periodically reviews accounts receivable for noncollectibility and inventories for obsolescence and establishes allowances it believes are appropriate.

As of June 30, 1998 the Company had no borrowings outstanding under its $25 million bank revolving credit facility which is collateralized principally by the Company's inventory and receivables. Interest is calculated, at the Company's option, at LIBOR plus 1.0% or a commercial bank's base rate less 0.5% and requires a commitment fee of 0.25% per annum on the unused portion of the revolving credit commitment. The Company will maintain this revolving credit facility for future use.

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

In February 1998, the Financial Accounting Standards Board issued SFAS No. 132, "Employers' Disclosures About Pensions and Other Post-retirement Benefits," which is effective for financial years beginning after December 31, 1997. The Company will adopt the provisions of this SFAS for its fiscal year ending December 31, 1998, but does not expect such adoption to have material impact on the consolidated financial statements of the Company.

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


ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K

a)     Exhibits:  None
b)     Reports on Form 8-K filed for the three months ended June 30, 1998:  None



                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


     Gradall  Industries,  Inc.


Date:        August  11,  1998     By:    /s/  Barry  L.  Phillips
                                          ------------------------
                                          Barry  L.  Phillips
                                          President and Chief Executive Officer


Date:       August  11,  1998     By:    /s/  Bruce  A.  Jonker
                                         ----------------------
                                         Bruce  A.  Jonker
                                         Chief  Financial  Officer