Form 10-Q
period 1998-09-30
GRADALL INDUSTRIES INC
filed 1998-11-09
CIK 1017136

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark  One)

[  X]     QUARTERLY  REPORT  PURSUANT  TO  SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE  ACT  OF  1934

              For the quarterly period ended     September 30, 1998
                                                 ------------------

[   ]     TRANSITION  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE  ACT  OF  1934

            For the transition period from          To
                                            ------      ------

                      Commission file number     001-12049
                                                 ---------

                            Gradall Industries, Inc.
                            ------------------------
             (Exact name of registrant as specified in its charter)

                     Delaware                       36-3381606
                    --------                        ----------
            (State  or other jurisdiction        (I.R.S. Employer
          of incorporation or organization)     Identification  No.)

                406 Mill Avenue S. W., New Philadelphia, OH 44663
                -------------------------------------------------
                    (Address of principal executive offices)

                            (330) 339-2211
                          ------------------
              (Registrant's telephone number, including area code)

                             Not applicable
                           ------------------
    (Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes     X     No
           -----        -----


               Number of shares outstanding at September 30, 1998

                    Common Stock, $.001 par value:  9,508,234


                                 GRADALL  INDUSTRIES,  INC.
                                        FORM  10-Q
                            QUARTER  ENDED  SEPTEMBER  30,  1998

                                          Index
                                          -----
                                                                                 Page
                                                                                 ----

PART  I  FINANCIAL  INFORMATION


  Item 1 --  Condensed Consolidated Financial
             Statements                                                            1

  Item 2 --  Management's Discussion and Analysis
             of Results of Operations and Financial Condition                      7

  Item 3 --  Quantitative and Qualitative Disclosures
             About Market Risk                                                    13

PART II  OTHER INFORMATION

  Item 6 --   Exhibits and Reports on Form 8-K                                    14

  Signatures                                                                      14




                                        PART I  -  FINANCIAL INFORMATION

ITEM  1.  CONDENSED  CONSOLIDATED  FINANCIAL  STATEMENTS

                                   GRADALL INDUSTRIES, INC. AND SUBSIDIARIES
                                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                                  (UNAUDITED)
                                 (Dollars in Thousands, Except Per Share Data)


                                         Three Months Ended                   Nine Months Ended
                                   --------------------------------    --------------------------------
                                   Sept. 30, 1998    Sept. 30, 1997    Sept. 30, 1998    Sept. 30, 1997
                                   --------------    --------------    --------------    --------------
Net sales                          $       44,138   $       40,310     $      135,468   $       114,576
Cost of sales                              34,158           30,496            104,794            86,877
                                   --------------    -------------      -------------    --------------
Gross profit                                9,980            9,814             30,674            27,699

Operating expenses:
  Research, development and
    product engineering costs                 999              904              3,047             2,769
  Selling, general and
    administrative expenses                 3,202            3,600             10,596            10,211
                                   --------------    -------------      -------------    --------------
Operating income                            5,779            5,310             17,031            14,719

Interest, net                                 (40)             132                337               546
Other, net                                   (107)             (72)              (121)              329
                                   --------------    -------------      --------------  ---------------
Income before provision for taxes           5,926            5,250             16,815            13,844

Income tax provision                        2,314            2,051              6,567             5,411
                                   --------------    -------------      -------------    --------------
Net income                         $        3,612   $        3,199     $       10,248   $         8,433
                                   ==============   ==============     ==============   ===============

Earnings per common share:

Basic:                                  9,508,234        8,939,627          9,137,268         8,939,406
Weighted average
   Shares outstanding

Earnings per common share:         $         0.38   $         0.36     $         1.12   $          0.94

Diluted:                                9,593,196        9,022,728          9,223,213         9,014,830
Weighted average
   Shares outstanding

Earnings per common share:         $         0.38   $         0.35    $          1.11   $          0.94

The  accompanying  notes  are  an  integral  part  of  these  condensed  consolidated  financial  statements.


                    GRADALL INDUSTRIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)


                                                  Unaudited          Audited
                                               ----------------  ---------------
                                               Sept. 30, 1998    Dec. 31, 1997
                                               ----------------  ---------------
                     ASSETS
                     -------
Current assets:
Cash                                           $         4,759   $        1,605
Accounts receivable - trade, net of allowance
    For doubtful accounts                               27,434           25,290
Inventories                                             26,755           25,564
Prepaid expenses and deferred charges                    1,164            1,645
Deferred income taxes                                      742              742
                                               ----------------  ---------------
Total current assets                                    60,854           54,846

Deferred income taxes                                    5,752            5,402
Property, plant and equipment, net                      18,670           15,108
Other assets                                             1,256            1,379
                                               ----------------  ---------------
Total assets                                   $        86,532   $       76,735
                                               ================  ===============

      LIABILITIES & STOCKHOLDERS' EQUITY
      ------------------------------------
Current liabilities:
Current portion long term debt                 $           264   $          297
Accounts payable - trade                                18,069           17,113
Accrued other expenses                                  11,386           10,927
                                               ----------------  ---------------
Total current liabilities                               29,719           28,337
                                               ----------------  ---------------

Long term obligations:
Long-term debt, net of current portion                     374           10,015
Accrued post-retirement benefit cost                    16,614           15,719
Other long term liabilities                              1,446            1,445
                                               ----------------  ---------------
Total long term obligations                             18,434           27,179
                                               ----------------  ---------------
Total liabilities                                       48,153           55,516
                                               ----------------  ---------------

Stockholders' equity:
Serial preferred shares, par value $.001 per
   Share 2,000,000 shares authorized, none
   Issued and outstanding                                    -                -
Common shares, $.001 par value; 18,000,000
   Shares authorized; 9,508,234 and 8,940,194
   Issued and outstanding on September 30,
   1998 and December 31, 1997, respectively                 10                9
Additional paid-in capital                              45,805           38,894
Accumulated deficit                                     (7,436)         (17,684)
                                               ----------------  ---------------
Total stockholders' equity                              38,379           21,219
                                               ----------------  ---------------
Total liabilities and stockholders' equity     $        86,532   $       76,735
                                               ================  ===============

The accompanying notes are an integral part of these condensed consolidated financial statements.


                        GRADALL INDUSTRIES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (UNAUDITED)
                                 (Dollars in Thousands)


                                                              Nine Months Ended
                                                   -----------------------------------
                                                   Sept. 30, 1998       Sept. 30, 1997
                                                   --------------       --------------
Operating Activities:
Net income                                         $       10,248        $       8,433
Adjustments to reconcile net income to net cash
  provided by operating activities:
Post-retirement benefit transition obligation                 895                  787
Depreciation and amortization                               1,730                1,329
Deferred income taxes                                        (350)                (267)
Gain on sale of property, plant & equipment                  (104)                  (7)
Increase in accounts receivable                            (2,144)              (5,268)
Increase in inventory                                      (1,191)                (955)
Decrease (Increase) in prepaid expenses                       481                 (227)
Increase in other assets                                        -                   (1)
Increase in accounts payable and accrued
  expenses                                                  1,415                1,243
Increase in other long term liabilities                         1                    -
                                                   --------------        --------------
Net cash provided by operating activities                  10,981                5,067
                                                   --------------        --------------

Investing Activities:
Proceeds from sale of property, plant & equipment             217                   12
Purchase of property, plant and equipment                  (5,282)              (2,031)
                                                   --------------        --------------
Net cash used in investing activities                      (5,065)              (2,019)
                                                   --------------        --------------


Financing Activities:
Net proceeds from sale of stock                             6,912                    -
Net repayments under lines of credit                       (9,603)              (1,868)
Repayments on capital leases                                  (71)                (130)
Other                                                           -                  (13)
                                                   --------------        --------------
Net cash used in financing activities                      (2,762)              (2,011)
                                                  ---------------        --------------
Net increase in cash                                        3,154                1,037
                                                   --------------        --------------
Cash at beginning of year                                   1,605                  215
                                                   --------------        --------------
Cash at end of period                              $        4,759        $       1,252
                                                   ==============        ==============

The  accompanying  notes  are an integral part of these condensed consolidated financial statements.

                    GRADALL INDUSTRIES, INC. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1.     BASIS  OF  PRESENTATION:

The unaudited interim financial information as of September 30,1998 and for the nine months ended September 30, 1998 and 1997 has been prepared on the same basis as the audited financial statements. In the opinion of management such unaudited information includes all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the interim information. Operating results for the nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 1998.

These financial statements and the notes thereto should be read in conjunction with the Company's audited financial statements included in its Annual Report or Form 10-K for the fiscal year ended December 31, 1997.


2.     OTHER  COMPREHENSIVE  INCOME:

     The  Company  has  no  significant  items  of  other  comprehensive income.


3.     INVENTORIES:

Inventories  were  comprised  of:

                       Sept.  30,1998           Dec.  31,1997
                       --------------           -------------
 Raw  materials            $    1,344              $      921
 Work  in  process             21,056                  24,739
 Finished  goods                9,925                   5,474
                       --------------           -------------
                               32,325                  31,134
 LIFO  reserve                 (5,570)                 (5,570)
                       --------------           -------------
 Total  inventory          $   26,755              $   25,564
                       ==============           =============


4.     PUBLIC  OFFERING:

On June 29, 1998 the Company completed a public offering in which 562,500 shares of common stock were issued by the Company for a total sum of $7.3 million. Expenses incurred in connection with the issue approximated $0.6 million including $0.1 million related to selling shareholders. The net proceeds of the offering were used to repay the revolving credit facility.

5.     EARNINGS  PER  COMMON  SHARE:

The  computation  of  the  earnings  per  common  share  are  as  follows:

                                             Sept.  30,  1998   Sept.  30,  1997
                                             ----------------   ----------------
Basic  earnings  per  common  share:

    Net  income                                   $  10,248           $  8,433
                                                 ==========         ==========
    Weighted average number of shares
     outstanding during the periods and used
     in calculation of basic earnings per
     common share                                 9,137,268          8,939,406
                                                 ==========         ==========

    Basic  earnings  per  common  share             $  1.12            $  0.94
                                                 ==========         ==========

Diluted  earnings  per  common  share:

    Net  income                                   $  10,248           $  8,433
                                                 ==========          =========
    Weighted average number of shares
     outstanding and used in calculation
     of diluted earnings per common share         9,223,213          9,014,830
                                                 ==========          =========

    Diluted  earnings  per  common  share           $  1.11            $  0.94
                                                 ==========          =========
Common  shares:

Weighted average number of shares used
  in calculating basic earnings per
  common share                                    9,137,268          8,939,406

Shares issuable upon exercise of stock
  options based on average market prices             85,945             75,424
                                                  ---------          ---------

Weighted average number of shares used
  in calculation of diluted earnings per
  common  share                                   9,223,213          9,014,830
                                                 ==========          =========

6.     SHAREHOLDER  RIGHTS  PLAN:

The Company adopted a Shareholder Rights Plan on May 29, 1998. Under the Plan, each holder of Common Stock at the close of business on June 10, 1998 received a dividend of one Right for each share of Common Stock held. Each share of Common Stock issued after June 10, 1998 but prior to the earlier of May 29, 2008 and the Distribution Date (as defined in the Plan) will be issued with a Right attached thereto. Following the Distribution Date, each Right will be exercisable to purchase one one-hundredth of a share of Series B Participating Cumulative Preferred Stock, par value $0.001 per share at an exercise price of $60 (the Purchase Price). Once a person has become the beneficial owner of 15% or more of the Company's Common Stock, the Rights would permit holders of Common Stock, other than the acquiring person, to purchase additional Common Stock at a 50% discount to its then-current market price. In addition, if, after any person has acquired such ownership, the Company or any subsidiary is involved in a merger or business combination in which it is not the surviving corporation or a sale of substantial assets, then each Right will entitle the holder to purchase, for the Purchase Price, a number of shares of common stock of the other party to such business combination or sale (or, in certain circumstances, an affiliate) at a 50% discount to its then-current market price. Current holders of 15% or more of the Company's Common Stock and Morgan Lewis Githens & Ahn and any of its current or future affiliates, associates, and direct transferees are not deemed "acquiring persons" under the Rights Plan. The Rights Plan is designed to deter abusive market manipulation or unfair takeover tactics and to restrict an acquirer's ability to gain control of the Company without offering a fair price to all shareholders. The Rights expire on May 29, 2008 unless earlier exchanged or redeemed. The Rights can be redeemed at a price of $0.01 per Right.


7.     CONTINGENCIES:

The Company is involved in certain claims and litigation related to its operations. Based upon the facts known at this time, management is of the opinion that the ultimate outcome of all such claims and litigation will not have a material adverse effect on the financial condition or results of operations of the Company.


8.     SUBSEQUENT  EVENT:

On October 13, 1998 the Company purchased an additional 300,000 sq. ft. facility in Orrville, Ohio which will serve as additional space for production and other operations. Acquiring additional manufacturing facilities is an important step in the Company's previously announced capacity expansion program. The program is intended to raise capacity up to 50% over the next five years and require an investment of $30 to $50 million.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


GENERAL

Gradall Industries, Inc. ("the Company" or "Gradall") is a leading manufacturer of wheeled hydraulic excavators and rough-terrain variable reach material handlers as well as related service parts. The Company's products are marketed under the widely respected Gradall trademark and are distinguished by their telescopic boom technology, versatility, productivity and reliability. Gradall products serve many markets within the construction and mining industries as well as special applications. Gradall excavators are typically used by general contractors and government agencies for ditching, sloping, finish grading, general maintenance and infrastructure projects. Gradall rough-terrain variable reach material handlers are typically used by residential, non-residential and institutional building contractors for lifting, transporting and placing a wide variety of materials at their point of use or storage. The Company's products and service parts are sold through independent distributors and national rental companies.

Excavator contractor sales activity increased in the latter part of the third quarter as contractors continued to experience a supportive economy and as a result of the passage of the Federal Highway Bill (TEA-21). TEA-21 guarantees a minimum of $167 billion in spending for the highway program over the next six years and represents a 40% increase over the 1991 Federal Highway Bill. Municipal bidding and demonstration activity also increased in the third quarter as a significant number of states prepare to receive new annual budget funds beginning October 1, 1998. Fourth quarter excavator sales will be supported by the introduction of the new XL2300. The XL2300 is a 12 to 15 ton all-wheeled non-highway speed telescopic excavator which will compete in a new market segment for Gradall. Gradall presently has not been adversely affected by the current Asian economic problems. In 1997 98.5% of Gradall net sales were from North America. However, in 1998 Gradall has experienced increased overseas quoting activity, which may result in a higher percentage of future excavator export sales.

Strength in the Company's material hander sales was the direct result of stronger than expected activity in the industrial sector and in residential and non-residential construction. Rental fleets continued to grow in size and were near full utilization while rental rates remained constant throughout 1998. Material handler sales were enhanced by the introduction of the new 534D-10, 45 foot lift height machine into the fast growing 10,000 pound market. The new machine was well received by bridge and highway contractors who require 10,000 pound lift capacity along with increased lift and reach capabilities.

Service parts activity remains high as construction activity continues its strong trends. The recently completed Gradall Distributor PC/CD-ROM system which provides current information on service parts, machine maintenance, and operator and safety manuals should increase fourth quarter sales through distributor subscriptions and increased service parts shipments.

RESULTS  OF  OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1998, COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997.

Net  Sales.  Net sales for the three months ended September 30, 1998, were $44.1
----------
million, an increase of $3.8 million or 9.5% compared to $40.3 million for the three months ended September 30, 1997. The increase in net sales included a significant increase in material handler unit volume and a decrease in excavator units. Higher rental utilization and retail sales along with growth in the rental fleets have driven the high material handler demand. The lower excavator shipments are the outcome of the third quarter 1997 surge created by the introduction of the new XL2200 model. Service parts shipments were about flat compared to the prior year quarter.

Gross  Profit.  Gross  profit for the three months ended September 30, 1998, was
-------------
$10.0 million, an increase of $0.2 million or 1.7%, compared to $9.8 million for the three months ended September 30, 1997. Gross profit as a percentage of net sales decreased to 22.6% for the three months ended September 30, 1998, from 24.3% for the three months ended September 30, 1997, attributable to service parts promotion plans, greater mix of lower margin for material handler service parts, higher material handler discounts and increased production costs from raw material procurement plus reduced manufacturing efficiency from capacity constraints.

Research,  Development and Product Engineering Costs.  Research, development and
----------------------------------------------------
product engineering costs for the three months ended September 30, 1998, was $1.0 million, an increase of $0.1 million or 10.5% compared to $0.9 million for the three months ended September 30, 1997. Spending in the research and development function was higher in the third quarter 1998 than the same quarter in the prior year due to additional engineering personnel and outside engineering design costs for the new material handler cabs.

Selling,  General  and  Administrative  Expenses.  Selling,  general  and
------------------------------------------------
administrative expense for the three months ended September 30, 1998, was $3.2 million, a decrease of $0.4 million or 11.1%, compared to $3.6 million for the three months ended September 30, 1997. The decrease is attributable to a marketing expense adjustment of $0.2 million which capitalizes prior period replica costs and lower floor plan interest expense from less excavator shipments.

Interest,  Net.  Interest  income  for the three months ended September 30, 1998
--------------
was $0.04 versus an interest expense of $0.1 for the three months ended September 30, 1997. This change from interest expense to interest income was due to bank debt elimination from the proceeds of the June 29, 1998 public offering.

Income  Tax  Provision.  Income tax expense for the three months ended September
----------------------
30, 1998, was $2.3 million, an increase of $0.3 million or 12.8%, compared to $2.1 million for the three months ended September 30, 1997, and represents an effective tax rate of 39.0% and 39.1% respectively after rounding.

RESULTS  OF  OPERATIONS  (CONTINUED)

Net  Income.  Net income for the three months ended September 30, 1998, was $3.6
-----------
million, an increase of $0.4 million or 12.9%, compared to $3.2 million for the three months ended September 30, 1997. This increase was primarily attributable to the increased sales volume of the material handler product line.

Earnings Per Common Share.  Basic earnings per common share for the three months
-------------------------
ended September 30, 1998 were $0.38, an increase of $0.02 or 5.6% per basic share from the three months ended September 30, 1997. Diluted earnings per common share for the three months ended September 30, 1998 were $0.38, an increase of $0.03 or 8.6% per diluted share from the three months ended September 30, 1997.

NINE MONTHS ENDED SEPTEMBER 30, 1998, COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997.

Net  Sales.  Net sales for the nine months ended September 30, 1998, were $135.5
----------
million, an increase of $20.9 million or 18.2% compared to $114.6 million for the nine months ended September 30, 1997. The increase in net sales was attributable to a significant increase in volume of material handlers and a slight increase in service parts sales. Strength in the Company's material handler sales was the direct result of stronger than expected activity in the industrial sector and in residential and non-residential construction. Although excavator sales were down slightly for the nine months ended September 30, 1998 from the same prior year period, contractor sales activity increased in the latter part of the third quarter as contractors continued to experience a supportive economy and as a result of the passage of the Federal Highway Bill (TEA-21).

Gross  Profit.  Gross  profit  for  the  nine  months  ended September 30, 1998,
-------------
amounted to $30.7 million, an increase of $3.0 million or 10.7% compared to $27.7 million for the nine months ended September 30, 1997. Gross profit as a percentage of net sales decreased to 22.6% for the nine months ended September 30, 1998, from 24.2% for the nine months ended September 30, 1997 attributable to service parts promotion plans, greater mix of lower margin material handler service parts and increased production costs from dual sourcing plus overall lower manufacturing efficiency from capacity constraints.

Research,  Development and Product Engineering Costs.  Research, development and
----------------------------------------------------
product engineering cost for the nine months ended September 30, 1998, was $3.0 million, an increase of $0.3 million or 10.0% compared to $2.8 million for the nine months ended September 30, 1997. This increase was due to the addition of engineering personnel to support new product development and prototype product for testing.

Selling,  General  and  Administrative  Expenses.  Selling,  general  and
------------------------------------------------
administrative expenses for the nine months ended September 30, 1998, were $10.6 million, an increase of $0.4 million or 3.8% compared to $10.2 million for the nine months ended September 30, 1997. This increase was primarily attributable to additional field sales personnel and interest subsidies for dealer floor plans and retail sales. The Selling, General and Administrative expenses when expressed as a percent of net sales decreased to 7.8% for the nine months ended September 30, 1998 from 8.9% for the same period in the prior year.

RESULTS  OF  OPERATIONS  (CONTINUED)

Interest, Net. Interest expense for the nine months ended September 30, 1998 was
-------------
$0.3 million, a decrease from the $0.5 million for the nine months ended September 30, 1997. The decrease results from the debt reduction with proceeds from the June 29, 1998 public offering.

Income  Tax  Provision.  Income  tax expense for the nine months ended September
----------------------
30, 1998 was $6.6 million, an increase of $1.2 million or 21.4% compared to $5.4 million for the nine months ended September 30, 1997. This increase was attributable to the increased sales volume from material handler shipments.

Earnings  Per Common Share.  Basic earnings per common share for the nine months
--------------------------
ended September 30, 1998, were $1.12, an increase of $0.18 or 19.1% per basic share from the nine months ended September 30, 1997. Diluted earnings per common share for the nine months ended September 30, 1998, were $1.11, an increase of $0.17 or 18.1% per diluted share from the nine months ended September 30, 1997.

LIQUIDITY  AND  CAPITAL  RESOURCES

The Company generated net cash from operating activities of $11.0 million during the first nine months of 1998. Net cash from operating activities resulted from the sum of $10.2 million of net income, $1.7 million of depreciation and amortization and $0.5 million from post-retirement benefit transition obligation, net of deferred taxes, reduced by $1.4 million of net cash used by changes in operating assets and liabilities, primarily an increase in accounts receivable and inventory.

For the first nine months of 1998 the Company's purchases of new equipment and permanent tooling was $5.3 million. Management plans to invest approximately $8.1 million in plant and equipment in 1998. In addition the Company purchased on October 13, 1998 a 300,000 sq. ft. facility in Orrville, Ohio to serve as additional space for production. This acquisition is part of a board-approved five year plan to invest $30 to $50 million to raise capacity and improve production efficiencies.

For the first nine months of 1998 net cash used by financing activities was $2.8 million resulting from the Company's first half positive cash flow. In addition, the net proceeds of $6.9 million from the Company's 1998 public offering were used to repay the revolving credit facility.

A substantial amount of the Company's working capital consists of accounts receivable and inventories. The Company periodically reviews accounts receivable for noncollectibility and inventories for obsolescence and establishes allowances it believes are appropriate.

As of September 30, 1998 the Company had no borrowings outstanding under its $25 million bank revolving credit facility which is collateralized principally by the Company's inventory and receivables. Interest is calculated, at the Company's option, at LIBOR plus 1.0% or a commercial bank's base rate less 0.5% and requires a commitment fee of 0.25% per annum on the unused portion of the revolving credit commitment. The Company is reviewing this revolving credit facility in relation to future needs.

The Company believes that cash flows from operations, excess cash and funds available under its revolving credit facility are adequate to fund its working capital and capital expenditure requirements for the foreseeable future.

YEAR  2000  DATA  CONVERSION

The year 2000 issue is the result of computer programs having been written using two digits rather than four to define the applicable year. Any of the Company's computers, computer programs, manufacturing and administration equipment or products that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. If any of the Company's systems or equipment that have date-sensitive software use only two digits, system failures or miscalculations may result causing disruptions of operations, including among other things, a temporary inability to process transactions or send and receive electronic data with third parties or engage in similar normal business activities. Significant uncertainty exists concerning the scope and magnitude of problems associated with the year 2000 change.

The Company recognizes the need to ensure its operations will not be adversely impacted by year 2000 software failures and has established a project team to address year 2000 risks. The project team has coordinated the identification of and will coordinate the implementation of changes to computer hardware and software applications that will attempt to ensure availability and integrity of the Company's information systems and the reliability of its operational systems and manufacturing processes.

The Company believes that it has identified substantially all of the major computers, software applications and related equipment used in connection with its internal operations that must be modified, upgraded or replaced to minimize the possibility of a material disruption to its business. The Company has commenced the process of modifying, upgrading and replacing major systems that have been identified as adversely affected and expects to complete this process by the end of September 1999. In addition to computers and related systems, the operation of office and facilities equipment such as fax machines, photocopiers, telephone switches, security systems, elevators and other common devices may be affected by the year 2000 problem. The Company is currently assessing the potential effect of and costs of remediating the year 2000 problem on its office and facilities equipment.

The Company also faces risk to the extent that suppliers of products, services and systems purchased by the Company and others with whom the Company transacts business on a worldwide basis do not comply with year 2000 requirements. The Company has initiated formal communications with significant suppliers and customers to determine the extent to which the Company is vulnerable to the failure of such third parties to remediate their own year 2000 issues. In the event any such third parties cannot provide the Company with products, services or systems that meet the year 2000 requirements on a timely basis or in the event year 2000 issues prevent such third parties from timely delivery of products or services required by the Company, the Company's results of operations could be materially adversely affected. To the extent year 2000 issues cause significant delays in supplier shipments, the sourcing of alternative suppliers or increasing inventory levels, the Company's business, results of operations and financial position could be materially adversely affected.

The Company's research and supplier response indicate that all of our products manufactured to date and all future designs are year 2000 compliant.

External and internal costs specifically associated with modifying internal use software for year 2000 compliance are expensed as incurred. To date the Company has spent $0.15 million on this project. Costs to be incurred in the remainder of 1998 and 1999 to fix year 2000 problems are estimated at approximately $0.5 million. Such costs do not include normal system upgrades and replacements. The Company does not expect the costs relating to year 2000 remediation to have a material adverse effect on its results of operations or financial condition.

As part of Gradall's contingency planning, the Company is developing business continuity plans for those areas that are critical to Gradall's business. These business continuity plans will be designed to mitigate serious disruptions to the business flow beyond the end of 1999. The major drive for contingency planning will be in the last quarter of 1998 and the first half of 1999 with the expectation that the Company will have plans in place by the end of the second quarter of 1999.

The failure to correct a material year 2000 problem could result in an interruption in or a failure of certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the year 2000 problem, resulting in part from the uncertainty of the year 2000 readiness of critical suppliers and customers, the Company is unable to determine at this time whether the consequences of year 2000 failures will have a material impact on the Company's results of operations, liquidity or financial condition. The year 2000 project is expected to significantly reduce the Company's level of uncertainty about the year 2000 problem and in particular about the year 2000 compliance and readiness of its critical suppliers and customers. The Company believes that, with the implementation of new business systems and completion of the project as scheduled, the possibility of significant interruptions of normal operations should be reduced.

The estimates and conclusions herein contain forward-looking statements and are based on management's best estimates of future events. Risks to completing the plan include the ability to retain human resources, our ability to discover and correct the potential year 2000 sensitive problems which could have a serious impact on operations, and the ability of suppliers and customers to bring their systems into year 2000 compliance.

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

In March 1998 the Accounting Standards Executive Committee issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," which is effective for financial years beginning after December 15, 1998. The Company will adopt the provisions of this SOP beginning January 1, 1999. The Company is currently assessing the provisions of this SOP.

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


ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K

a)     Exhibits:  None
b)     Reports  on Form 8-K filed for the three months ended September 30, 1998:



                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


     Gradall  Industries,  Inc.


Date:   November  6,  1998     By:     /s/  Barry  L.  Phillips
                                       ------------------------
          Barry  L.  Phillips
          President  and  Chief  Executive  Officer


Date:   November  6,  1998     By:     /s/  Bruce  A.  Jonker
                                       ----------------------
          Bruce  A.  Jonker
          Chief  Financial  Officer