Form 10-K
period 1998-12-31
GRADALL INDUSTRIES INC
filed 1999-04-01
CIK 1017136

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-K

[x]     ANNUAL  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)
        OF  THE  SECURITIES  EXCHANGE  ACT  OF  1934
          FOR  THE  FISCAL  YEAR  ENDED  DECEMBER  31,  1998
                                       OR
[  ]     TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)
        OF  THE  SECURITIES  EXCHANGE  ACT  OF  1934
         FOR  THE  TRANSITION  PERIOD  FROM  ______  TO  _________

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing  requirements  for  the  past  90  days.  Yes  X   No
                                                     --

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
           ---

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 26, 1999 was $90,684,360.

     The number of shares outstanding of registrant's common stock, par value .001 per share, as of February 26, 1999 was 9,515,460.

                       DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1998, are incorporated by reference into Part II of this Form 10-K.

     Portions of the registrant's Proxy Statement to be filed pursuant to Regulation 14A with respect to the 1999 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.
     The  Exhibit  index  appears  on  sequential  page  28.

                                     PART I
                                     ------

Item  1.  BUSINESS

THE  COMPANY

          Gradall Industries, Inc. (the "Company") was incorporated in Delaware in 1985. The Company's principal offices are located at 406 Mill Avenue S.W., New Philadelphia, Ohio 44663, and its telephone number is (330) 339-2211. Unless the context otherwise requires, the "Company" or "Gradall" refers to Gradall Industries, Inc. and its wholly-owned subsidiaries, The Gradall Company and The Gradall Orrville Company.

     Gradall is a leading manufacturer of hydraulic excavators and rough-terrain variable reach material handlers as well as related service parts. The Company's products are marketed under the widely respected Gradall tradename and are distinguished by their telescopic boom technology, versatility, productivity and reliability. Gradall's telescopic booms, which are manufactured from high-strength specialty steel, are unique both in their shape and engineering design, which provide added strength with minimal weight, and, in the case of excavators, their ability to rotate a full 360 degrees. Gradall products serve niche markets within the construction equipment industry and typically command premium prices. In 1998, total sales were $182.6 million, comprised of $54.6 million in sales of excavators, $110.2 million in sales of material handlers and $17.9 million in sales of service parts. Excavator shipments were down $2.8 million or 4.9% in 1998 compared to 1997. The abundance of low price crawler excavators entering the U.S. from Asia contributed to reduced crawler excavator sales. Material handler sales were up $26.2 million or 31.2% in 1998 compared to 1997. The introduction of the new D-series family of material handlers plus strong market demand were key factors for higher material handler sales. Service parts sales in 1998 were up $0.6 million from 1997. Since January 1994, the Company has introduced 12 new products which accounted for in excess of 85% of Gradall's unit sales in 1998.

     Gradall excavators are typically used by general contractors and government agencies for ditching, sloping, finish grading, general maintenance and infrastructure projects. The Company's excavators are sold through approximately 46 independent distributors at approximately 168 locations throughout North America. The introduction and ongoing development of the Company's XL Series excavators featuring the unique Gradall rotating, telescopic booms with high-pressure hydraulics have allowed the Company to continue to dominate its traditional niche market of wheeled, telescopic boom excavators and to begin to compete in the larger market of conventional crawler excavators, a market historically dominated by knuckle-boom technology.

     Gradall rough-terrain variable reach material handlers are typically used by residential, non-residential and institutional building contractors for lifting, transporting and placing a wide variety of materials at their point of use or storage. The Company's material handlers are sold through approximately 40 independent distributors at approximately 169 locations throughout North America. In addition, Gradall material handlers are available at national rental companies at over 490 locations. The Company continues to introduce new material handlers with Gradall's unique 90 rear-pivot steering, hydrostatic drive and low profile design which provide an exceptional combination of maneuverability, versatility and stability. This new product development has allowed the Company to remain competitive in the rapidly growing rough-terrain variable reach material handler market.

     Gradall's strategy is to design and produce high quality hydraulic excavators and material handlers for niche markets while simultaneously reducing manufacturing costs and increasing production efficiencies. Gradall's ability to design and customize each of its product lines to fit the specifications of its customers augments the uniqueness of the Company's products. In 1995, the Company commenced a multi-year program designed to expand plant capacity and reduce production costs by increasing labor efficiency and equipment productivity and improving quality. The Company invested $4.2 million in 1995, $2.2 million in 1996, $5.3 million in 1997, and $13.3 million in 1998. During 1999 the Company plans to invest approximately $10.5 million for additional capital improvements under this program. Management believes that these strategies have enabled the Company to increase substantially its profitability in recent years.

     In addition, during 1998 the Board of Directors approved in principle a multi-year capacity expansion program (the "Capacity Expansion Program") which is intended to increase manufacturing capacity in excess of 50% over the next three to five years. The Capacity Expansion Program will require a $30 to $50 million investment over this time frame. As part of the Capacity Expansion Program, in October 1998 the Company purchased a 330,000 sq. ft. facility at Orrville, Ohio to manufacture material handlers and relieve overcrowding at the New Philadelphia plant. The Company expects operations to begin at the Orrville facility in April 1999. The acquisition of the Orrville facility and the purchase of robot welders, machining centers and lasers which total approximately $8.3 million are the investments in this program through December 31, 1998. The Company may alter or revise the Capacity Expansion Program based upon changes in market demand and/or economic conditions. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources".

THE  INDUSTRY

     Gradall competes principally in the construction equipment industry. In 1997, the latest year for which U.S. industry figures have been published, new orders for construction, mining and material handling equipment exceeded $47 billion. The Company estimates that industry orders for hydraulic excavators and material handlers exceeded $3 billion, in 1997. The construction equipment industry is highly competitive and global in scope. The U.S. construction equipment industry consists of about 700 manufacturers. The demand for construction equipment is largely driven by general economic conditions.

     Since the beginning of 1994, the construction equipment industry has grown due to improved general economic conditions, increased public funding for infrastructure projects and increased demand for rental equipment. The U.S. Department of Commerce has estimated that more than half of the country's major highways and one-third of the bridges are in need of some repair. Gradall management believes that the need for such repairs will continue to benefit the demand for the Company's products to the extent that funding for such repairs is available. In addition, construction machinery rentals have increased due to the need for specific, high-cost equipment for short durations, strong construction market demand for equipment with broad applications and the lack of an investment tax credit for purchasers. In particular, the market for material handlers, which typically are rented by distributors or other rental companies before being sold in the retail market, has notably increased over the past several years consistent with the trend towards rental of construction equipment. Another important element of the current demand for construction machinery is the replacement of older machines with new and more versatile ones. The Company believes that the present popularity of machines with multiple functions, faster work cycles, ease of transport and special attachments, such as Gradall products, will continue in the future.

     Excavators. The total market for hydraulic excavators in North America grew from approximately 14,500 units in 1994 to over 23,500 units in 1998. The market growth is due to improved general economic conditions and expanding applications of hydraulic excavators. Excavators were traditionally used for earth moving and below-ground applications such as trenching, road construction, site development, mining and irrigation. The use of excavators has expanded to include many above-ground applications such as demolition, bridge work, hazardous waste clean-up, scrap handling and forestry work as well as applications at industrial sites such as mines and steel mills.

     The excavator market may be divided into two product categories consisting of track-mounted "crawler" excavators (which is further divided into several size classes) and wheel-mounted "wheeled" excavators, which in recent years have constituted approximately 97% and 3% of the total market for excavators, respectively. The conventional crawler excavator market has been traditionally dominated by knuckle-boom technology. The Company manufactures telescopic boom crawler excavators in three size classes, 12-14 tons, 19-21 tons and 24-28 tons, which in 1998 accounted for approximately 8%, 18% and 8% of the total excavator market, respectively, for a total of approximately 34%. The remainder of the crawler excavator market is represented by size classes not currently manufactured by the Company. Based upon industry data, the Company estimates that its market share of the crawler excavator market that it competes in is approximately 1%.

     Gradall is a leading manufacturer of wheeled telescopic boom excavators. Based on industry data, the Company estimates that during 1998 its market share of wheeled excavators exceeded 40% and that its market share of highway speed, telescopic boom excavators is 85-90%.

     Material handlers. The market for rough-terrain variable reach material handlers has experienced dynamic growth in recent years due to new applications, increased rental demand and displacement of straight-mast forklifts and small rough-terrain cranes. The retail market for material handers has grown from approximately 3,500 units in 1994 to more than 11,000 units in 1998. Material handlers are typically used for lifting, transporting and placing a wide variety of materials such as bricks, blocks, lumber, drywall, structural steel and roofing materials at their point of use or storage. The increased use of new attachments such as buckets, augers, winches, truss booms, side shifting/fork positioning carriages and swing carriages has contributed to the development of new applications of material handlers.

     The rough-terrain variable reach material handler market is divided into several size classes. The Company manufactures and markets material handlers in three sizes, 6-7,000 lbs., 8-9,000 lbs. and 10,000 lbs. and over, which in the aggregate represent over 92% of the total market for material handlers. Based on industry data, the Company estimates that its market share of rough-terrain variable reach material handlers in which it competes is approximately 16%.

GROWTH  STRATEGY

     The Company's growth strategy is to design and produce high quality hydraulic excavators and material handlers for niche markets while simultaneously reducing manufacturing costs and increasing production capacity. Since 1994, the Company has introduced 12 new products, and its sales increased from $88.8 million in 1994 to $182.6 million in 1998 and operating income increased from $6.1 million in 1994 to $24.0 million in 1998. The key components of the Company's strategy are:

     Develop unique products. The Company remains committed to devoting significant resources toward engineering and producing unique excavators and material handlers. With the development of its XL Series excavators, the Company introduced new products to the conventional crawler excavator market. The XL Series excavators are exceptional because they combine the versatility of the Gradall rotating, telescopic boom with the productivity of high-pressure hydraulics. Shipments of the XL 2200, the latest XL Series model, which competes in the 12-14 ton size class, commenced in May 1997, and has been well received by distributors and customers. In mid-1997 the Company introduced the XL model, XL2210, which is operated with a remote control device, making it popular for steel and aluminum metal mill maintenance work as well as hazardous waste cleanup and other potentially dangerous jobs. Gradall entered the non-highway speed wheeled excavator market with the introduction of the XL2300 at the BAUMA trade show in Munich, Germany in April 1998. Gradall introduced in July 1997 a new D Series material handler in the 10,000 lbs. and over size class which is one of the largest material handlers in the industry. In January 1998, the Company introduced seven new D Series models, completing the D Series family. The eight new D Series models provide state of the industry operator protection, new instrumentation, wider seating and excellent visibility in all directions. The machines are designed for easy operation, shortening the operator training process and encouraging faster, more efficient work with advantages like no-shift transmissions. The Company's product development engineers are currently designing additional new excavators and material handlers which Gradall plans to market in the near future.

     Target niche markets. The Company is working to continue its leading position in its traditional niche market of highway speed, telescopic boom excavators and to gain a strong position in several niche markets in the rough terrain and conventional crawler market. Prior to 1993, the Company focused on the wheeled excavator market which represents approximately 3% of the total excavator market. Although this niche market accounts for a small portion of the overall excavator market, it is an increasing market that generates consistent profit margins. With the introduction of the XL Series excavators in 1993, the Company began to compete in several size classes of the conventional crawler excavator market which in the aggregate currently represent approximately 34% of the excavator market. Gradall believes that it is well-positioned to take advantage of the niches in the crawler excavator market which demand premium full-featured products. In the material handler market, the Company focuses on the segment which demands a reliable, premium product that offers a high level of versatility and maneuverability. The Company believes it is well-positioned to compete in this dynamically growing market.

     Improve manufacturing processes. An important element of Gradall's growth strategy is to expand profit margins through improved manufacturing processes. In 1995, the Company commenced a multi-year program designed to expand plant capacity and reduce production costs by increasing labor efficiency and equipment productivity and improving quality. The Company invested $4.2 million in 1995, $2.2 million in 1996, $5.3 million in 1997, and $13.3 million in 1998.
During 1999 the Company plans to invest approximately $10.5 million for additional capital improvements under this program. Thus far, capital improvements have included robotic welding systems, laser cutting machines, paint systems and direct computer-controlled equipment designed for cellular production. Planned expenditures will include additional robotic welding systems, laser cutting machines, and an additional machining center. Management believes that these strategies have enabled the Company to increase substantially its profitability in recent years.

     In addition, during 1998 the Board of Directors approved in principle a multi-year capacity expansion program (the "Capacity Expansion Program") which is intended to increase manufacturing capacity in excess of 50% over the next three to five years. The Capacity Expansion Program will require a $30 to $50 million investment over this time frame As part of the Capacity Expansion Program, in October 1998 the Company purchased a 330,000 sq. ft. facility at Orrville, Ohio to manufacture material handlers and relieve overcrowding at the New Philadelphia plant. The Company expects operations to begin at the Orrville facility in April 1999. The acquisition of the Orrville facility and the purchase of robot welders, machining centers and lasers which total approximately $8.3 million are the investments in this program through December 31, 1998. The Company may alter or revise the Capacity Expansion Program based upon changes in market demand and/or economic conditions. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources".

Gradall has also adopted programs designed to reward its employees for improvements in overall productivity and profitability. In addition, the Company has implemented aggressive quality programs in the areas of statistical process control and quality assurance. Gradall believes its recent and planned investments in automation and technology, material control, productivity incentives and quality programs should improve its manufacturing processes and benefit profit margins in the future.

     Emphasize quality. Gradall has adopted a "continuous improvement" strategy for every facet of its operation. The Company has carried the continuous improvement concept beyond the scope of the traditional quality definition to include product development and employee training and development. This strategy has led to significant reductions in the Company's total cost of quality (defined as warranty, rework and scrap expenses), which declined from 2.2% of sales in 1994 to 1.2% in 1998. The Company has implemented statistical process controls, a monitored product quality review program and a formal supplier quality assurance program.

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

     Expand service parts business. Management has focused on expanding the Company's service parts business to increase revenues and profits by taking advantage of the growth in the working population of Gradall excavators and material handlers. As a part of this focus, the Company offers the Gradall On Line Distributor ("GOLD") computer system which links the Company and its distributors to facilitate communications regarding orders, availability and other information involving Gradall service parts. In 1998 the Company invested significant resources toward the development of a digital database on CD-ROM for all technical publications including operator, service, parts and maintenance manuals. The system named Gradall Plus will be introduced to the distribution network during the first quarter of 1999. Service parts sales and marketing activities are supported by eight district product support managers who are dispersed geographically throughout the U.S.

     Pursue joint venture, international business opportunities and strategic alliances. Although substantially all of the Company's business has been focused in North American, the Company believes its increased product development efforts should enable the Company to take advantage of international opportunities, including emerging markets in Russia, Latin America, Turkey, China and the Pacific Rim. The Company obtained its ISO 9001 certification in January 1999, which will assist the international marketing of its products. The Company believes there is opportunity to participate in the current trend of consolidation in the construction equipment industry.

PRODUCTS  AND  MARKETS

     The Company engineers, manufactures and markets premium hydraulic excavators and material handlers which incorporate Gradall's unique design features. In addition, the Company manufactures and markets service parts for its excavators and material handlers. Since January 1994, the Company has introduced 12 new products which accounted for more than 85% of total unit sales in 1998.

                           REVENUE BY PRODUCT CATEGORY

                               YEAR ENDED DECEMBER 31,

                       1994(1)   1995(1)    1996    1997   1998(2)
                       --------  --------  ------  ------  --------
                                  (DOLLARS IN MILLIONS)
Excavators. . . . . .  $  45.2   $  49.2   $ 55.1  $ 57.4  $  54.6
Material handlers . .     30.7      53.6     70.4    84.0    110.2
Service parts . . . .     12.9      15.6     15.4    17.3     17.9
                       --------  --------  ------  ------  --------
Total . . . . . . . .  $  88.8   $ 118.4   $140.9  $158.7  $ 182.6
                       ========  ========  ======  ======  ========

_______________
(1) Material handlers and service parts include revenues from a product line which was discontinued in 1995.

(2)  The  sum  in this column may not equal the indicated total due to rounding.

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

     XL Series. The Company formally introduced the XL Series in March 1993 to enhance its competitive position in the larger market segment of conventional crawler excavators. The XL Series products compete in the 12-14 ton, 19-21 ton and 24-28 ton size classes which in the aggregate constitute approximately 34% of the total excavator market. The XL Series products combine the versatility of the Gradall telescopic boom technology with the performance of high-pressure hydraulics. The XL Series products have more than twice the productivity and efficiency of the Gradall models they replaced.

     XL2000 Series. Shipments of the new crawler model XL2200 commenced in May 1997, and it competes in the 12-14 ton class which represents approximately 8% of the total excavator market. This model is designed to meet the needs of residential and general contractors. In August 1997 the Company commenced shipments of a remote controlled crawler model XL2210, which is a special industrial version for use in mines and steel mills. During 1998 the Company introduced a rough-terrain wheeled version of the XL2000 series.

XL4000 Series. This model competes in the 19-21 ton class which represents approximately 18% of the total excavator market. The XL4000 Series is available in both wheeled and crawler versions. This model is widely used by municipalities and general contractors.

XL5000 Series. This model competes in the 24-28 ton class traditionally dominated by conventional crawler knuckle-boom excavators. This class accounts for approximately 8% of the total excavator market. The XL5000 Series is the largest high-pressure hydraulic excavator manufactured by the Company and is available in both wheeled and crawler versions. It is well accepted among infrastructure and highway contractors.

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

     Options/attachments. In addition to a variety of standard features, Gradall also offers specialized options as requested by customers including air conditioning, work lights, vandal covers and special end of the boom auxiliary hydraulics. In 1996 Gradall introduced the "telestick" boom attachment which extends the reach of the XL4000 and XL5000 Series excavators approximately 50% to 45'5" and 50'9", respectively.

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

     A  brief  description  of  Gradall  material  handler models is as follows:

     522/524D. The 522/524D was introduced in January 1998 and competes in the 6-7,000 lbs. class which represents approximately 47% of the total material handler market. It is available in both two-section and three-section booms which provide a maximum lift height of 24' and 32', respectively. This model is very cost efficient and is ideally suited for less demanding applications.

     534D-6. The 534D-6 was introduced in January 1998 and is the most popular Gradall material handler. It also competes in the 6-7,000 lbs. class and has two maximum lift heights, a standard 36' or an optional 42'. This model has been very well accepted by mason and roofing contractors and by the rental industry.

     534D-9. The 534D-9 was introduced in January 1998 and competes in the 8-9,000 lbs. class which represents approximately 33% of the market and has a maximum lift height of 40'. This model has a strong appeal to framing and general contractors.

     534D-10. The 534D-10 was introduced in January, 1998, and competes in the 10,000 lbs. and over class which represents approximately 12% of the market. It has a maximum lift height of 40' and is ideally suited for operations requiring heavy lifting. This model has stabilizers as standard equipment to increase its overall capacity at full reach.
     544D. The 544D was introduced in July 1997 and also competes in the 10,000 lbs. and over class. It is one of the industry's largest material handlers and has a maximum lift height of 55'. This model permits working on buildings as high as six stories and also includes stabilizers as standard equipment.

     The  primary  features  of  Gradall  material  handlers  are:

     90 degree rear-pivot steering. This is the key feature of a Gradall material handler which provides excellent maneuverability by allowing the machines to turn within a tight radius. The design keeps the forks and the load inside the turning radius while providing the ability to maneuver the vehicle in tight areas.

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

     In order to increase sales of service parts in a very competitive market, the Company focuses on parts availability, marketing and sales activities. As an element of this focus, the Company offers the Gradall On Line Distributor ("GOLD") computer system which links the Company and its distributors to facilitate communications regarding orders, availability and other information involving Gradall service parts. The Company emphasizes the importance of stocking and marketing service parts and has developed a delivery system to provide quick shipment of emergency and unit down parts. The Company provides same day shipment on unit down orders and promotes distributor incentives for stock orders. In 1998 the Company invested significant resources toward the development of a digital database on CD-ROM for all technical publications including operator, service, parts and maintenance manuals. The system named Gradall Plus will be introduced to the distribution network during the first quarter of 1999.

Specialized  Machines

     Gradall has the ability to modify its products to suit the specific needs of its customers. This ability to produce specialized machines is a part of Gradall's overall strategy to serve specialty, higher margin markets within the construction equipment industry. Approximately 35% of all Gradall excavators are modified from standard models to meet customer requirements with add-on and/or special attachments. Gradall is able to design and produce specialized machines while meeting the delivery schedule of its customers. Some of the specialized machines developed by the Company are now being marketed as standard models; for example, special excavators created for mine scaling, steel mills and other special industrial applications have become Gradall standard models.

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

     Gradall excavators are primarily used by general contractors and government agencies. Gradall material handlers are customarily used by residential, non-residential and institutional building contractors. Since these are distinct user bases, the Company markets excavators and material handlers and their related service parts through two separate distribution networks. The Company's excavator distribution network is comprised of approximately 46 independent distributors at approximately 168 locations in North America. The Company's material handler distribution network is composed of approximately 40 independent distributors at approxi-mately 169 locations. In addition, Gradall material handlers are available at national rental companies at over 490 locations. Hertz Equipment Rental Corporation, a national rental company, purchased material handlers which accounted for more than 10% of the Company's total sales in 1998. No other distributor or rental company accounted for more that 10% of the Company's total sales in 1998.

     The Company believes that its ongoing distributor support and training programs help enhance the competitiveness and increase the strength of its distribution network. The Company supports the sales, service and rental activities of its distributors with product advertising, sales literature, product training and major trade show participation. The independent distribution network is serviced by the Company's five regional sales managers for excavators and six regional sales managers and three national account managers for material handlers. Each regional sales manager is also responsible for developing new distributors within his region.

     The Company provides its distributors with product financing through agreements with third party financing companies. Such financings include a Wholesale Floor Plan for distributors and a Retail Finance Plan for end-users, each with reduced interest rates subsidized by the Company, and a Rental Plan for distributors.

     The Company provides parts and service support for its products through the field product support organization consisting of eight product support district managers located throughout the United States. The primary responsibility of the district managers is to provide service training and technical support to the distribution network. Additionally, they are responsible for after-market parts sales and act as liaisons among customers, distributors, and the Company on all product support related matters. This group is supported by an internal product support team that provides service training, technical publications, and parts marketing initiatives.

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

     Automation and technology. In 1995, the Company commenced a multi-year program designed to expand plant capacity and reduce production costs by increasing labor efficiency and equipment productivity and improving quality. The Company invested $4.2 million in 1995, $2.2 million in 1996, $5.3 million in 1997, and $13.3 million in 1998. During 1999 the Company plans to invest approximately $10.5 million for additional capital improvements under this program. Thus far, capital improvements have included robotic welding systems, laser cutting machines, paint systems and direct computer-controlled equipment designed for cellular production. Planned expenditures will include additional robotic welding systems, laser cutting machines, and an additional machining center. Management believes that these strategies have enabled the Company to increase substantially its profitability in recent years.

     In addition, during 1998 the Board of Directors approved in principle the Capacity Expansion Program which is intended to increase manufacturing capacity in excess of 50% over the next three to five years. The Capacity Expansion Program will require a $30 to $50 million investment over this time frame. As part of the Capacity Expansion Program, in October 1998 the Company purchased a 330,000 sq. ft. facility at Orrville, Ohio to manufacture material handlers and relieve overcrowding at the New Philadelphia plant. The Company expects operations to begin at the Orrville facility in April 1999. The acquisition of the Orrville facility and the purchase of robot welders, machining centers and lasers which total approximately $8.3 million are the investments in this program through December 31, 1998. The Company may alter or revise the Capacity Expansion Program based upon changes in market demand and/or economic conditions. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources". Gradall believes that the recently completed capital improvements, which have reduced production costs, expanded plant capacity and improved quality, and planned capital improvements, should benefit profit margins in the future.

     Material control. The Company has instituted and continues to institute material control improvements. These improvements include just-in-time inventory management, the relocation of certain inventory to the shop floor to support cell manufacturing, set-up reduction programs and the reduction and control of obsolete and surplus inventory.

     Productivity incentives. The Company operates a productivity sharing plan for its unionized, hourly employees called Gainsharing. Gainsharing is a group incentive program that is calculated from a Company-wide measure of productivity. The productivity of the plant is measured against a base period. Each employee receives a Gainshare bonus based upon the percentage increase in productivity. The Company has an active labor management cooperative committee which is supported by employee positive action teams. These teams implement changes in the manufacturing processes which improve quality and productivity, which in turn support the Gainsharing program.

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

     Gradall's commitment to automation and technology, material control, productivity incentives for employees and quality programs have improved the capacity, productivity and quality of the Company's manufacturing operations. From 1994 to 1998, the Company increased its unit production by 157% with only a 31% increase in its workforce. The Company's total cost of quality (defined as warranty, rework and scrap expenses) declined from 2.2% in 1994 to 1.2% of sales in 1998.

ENGINEERING  AND  DESIGN

     Gradall believes that its engineering and design capabilities are among the Company's major strengths. The engineering and design functions are closely integrated with the Company's manufacturing and marketing activities. This allows the Company to integrate new production technology with specific needs of customers, resulting in expanded market opportunities and increased profitability for the Company. In 1998, approximately 35% of Gradall excavators were modified from standard models to meet customer requirements with add-on and/or special attachments.

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

     The excavator market may be divided into two product categories - track-mounted "crawler" excavators (which is further divided into several size classes) and wheel-mounted "wheeled" excavators. In recent years, crawler excavators have constituted approximately 97% of the total market for excavators and wheeled excavators have accounted for 3%. The conventional crawler excavator market has been traditionally dominated by knuckle-boom technology. The leading producers of conventional crawler excavators are Caterpillar Inc., Deere & Co., Hitachi Corporation and Komatsu, Ltd. The Company manufactures telescopic boom crawler excavators in three size classes, 12-14 tons, 19-21 tons and 24-28 tons, which in 1998 accounted for approximately 8%, 18% and 8% of the total excavator market, respectively, for a total of approximately 34% of the total excavator market. Gradall's XL Series excavators are designed to appeal to niche markets in these size classes which require the versatility of the Gradall telescopic boom technology with the performance of high-pressure hydraulics. The remainder of the crawler excavator market is represented by size classes not currently manufactured by the Company. Based upon industry data, the Company estimates that its market share of the crawler excavator market that it competes in is approximately 1%.

     Gradall is a leading manufacturer of wheeled telescopic boom excavators. Based on industry data, the Company estimates that its market share of all wheeled excavators exceeded 40% and that its market share of highway speed, telescopic boom excavators is 85-90%. The Company has only one competitor in the highway speed, telescopic boom excavator market.

     The rough-terrain variable reach material handler market is divided into several size classes. The Company manufactures material handlers in three size classes, 6-7,000 lbs., 8-9,000 lbs. and 10,000 lbs. and over, which in the aggregate represent over 92% of the total market for material handlers. Based on industry data, the Company estimates that its market share of all material handlers in which it competes is approximately 16%. Other than Gradall, the principal producers of variable reach material handlers are Caterpillar, Inc., Gehl, JCB International Co., Ltd., and Omniquip International

BACKLOG

     As of December 31, 1998, the Company's backlog of orders aggregated approximately $13.6 million compared to approximately $11.3 million at December 31, 1997 and approximately $14.8 million at December 31, 1996. The increase in backlog of orders at December 31, 1998 was due primarily to orders for the new excavator model XL2300 which were not in the prior year backlog. Substantially all backlog orders at December 31, 1998 are expected to be shipped by April 30, 1999.

EMPLOYEES

     As of December 31, 1998, Gradall employed 711 people, 469 hourly and 242 salaried. The Company's 469 hourly employees are represented by the International Association of Machinists and Aerospace Workers (IAM) and are currently working under a three-year contract which will expire on April 16, 2000. The Company's current contract with the IAM was approved after a three-week work stoppage which occurred when the union failed to ratify a proposed new three-year contract. During the three-week work stoppage the Company was able to continue production and shipment, although at a reduced level. There can be no assurance that the Company will be able to negotiate satisfactory contracts with the union in the future or that the Company's union employees will not participate in any work stoppage which could have a material adverse effect on the operations of the Company.

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

     The Company currently operates from a single facility, which it owns. The facility is located in New Philadelphia, Ohio and contains 429,320 square feet on a 66 acre site and accommodates the Company's corporate offices, manufacturing operations and warehouse. In October 1998 the Company acquired a second facility located in Orrville, Ohio which contains 330,000 square feet on a 59 acre site. This facility will accommodate offices, manufacturing operations and warehouse. The Company expects operations to begin at the Orrville facility in April 1999.

Item  3.  LEGAL  PROCEEDINGS

     Due to the nature of its products, the Company may be subject to significant claims for product liability. The Company is a party to various lawsuits seeking damages for alleged product liability arising from the use of its products. The Company currently maintains product liability insurance with an annual aggregate limit of $11 million subject to a self-insurance retention in the amount of $175,000 per claim. There can be no assurance that the proceeds available under the Company's insurance policy would be adequate to cover potential product liability claims. A successful claim against the Company in excess of the Company's insurance coverage, or multiple successful claims against the Company within the self insurance retention amount, could have a material adverse effect on the financial results of the Company.

Item  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     Not  applicable.

EXECUTIVE  OFFICERS  OF  THE  REGISTRANT

     Executive  officers of the Company as of February 26, 1999 were as follows:

        Name        Age                        Position
------------------  ---  -----------------------------------------------------
 Barry L. Phillips   57  President - CEO

 David S. Williams   58  Vice President , Marketing and Sales

 Joseph H. Keller    52  Vice President, Engineering and Secretary

 James C. Cahill     46  Vice President, Manufacturing

 Bruce A. Jonker     56  Vice President, Chief Financial Officer and Treasurer

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

                                     PART II

Item  5.  MARKET  FOR  THE  REGISTRANT'S  COMMON  EQUITY  AND  RELATED
     STOCKHOLDER  MATTERS

TRADING  INFORMATION

     The Company's Common Stock has been traded on The Nasdaq National Market under the symbol "GRDL".

     The following table sets forth the high and low sales prices for the Common Stock of the Company for the periods indicated as reported by the Nasdaq National Market:

                           Sale Price
                       -----------------
                        High      Low
                       -------  --------
1997
---------------------
First Quarter          $16 1/4  $     12
Second Quarter          16 1/4        12
Third Quarter           17 3/8    14 3/4
Fourth Quarter          16 7/8        15

1998
---------------------
First Quarter           18 3/8    15 3/8
Second Quarter          17 7/8   13 1/16
Third Quarter           16 7/8    12 5/8
Fourth Quarter              16   13 3/32

1999
---------------------
First Quarter through
February 26, 1999           15    12 1/4

RECORD  HOLDERS

     The approximate number of record holders of the Company's equity securities at February 26, 1999 was as follows:

          Title  of  Class                    Number of Record Holders
          ----------------                    ------------------------

          Common  Stock                                135

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

Item  6.  SELECTED  CONSOLIDATED  FINANCIAL  DATA

     The information required by this item is incorporated by reference to the "Selected Consolidated Financial Data" on pages 16 and 17 of the 1998 Annual Report to Shareholders.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required by this item is incorporated by reference to "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 36 through 45 of the 1998 Annual Report to Shareholders.

     This report including the Management's Discussion and Analysis of Financial Condition and Results of Operations, incorporated by reference herein, contains various "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company's Annual Report to Shareholders, any Report on Form 10-K, Form 10-Q, Form 8-K or any other written or oral statements made by or on behalf of the Company may include forward looking statements. Forward looking statements represent the Company's expectations or beliefs concerning future events. Any forward looking statements made by or on behalf of the Company are subject to uncertainties and other factors that could cause actual results to differ materially from such statements.

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

     The Company does not have any market risk sensitive instruments at December 31, 1998.


Item  8.  FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA

     The information required by this item is incorporated by reference to pages 18 through 35 of the 1998 Annual Report to Shareholders.



Item  9.  CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON
          ACCOUNTING  AND  FINANCIAL  DISCLOSURE

     Not  applicable.

                                    PART III


Item  10.  DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT

     The information with respect to the directors of the Company is incorporated by reference to the Company's proxy statement to be filed for its 1999 Annual Meeting of Stockholders.


Item  11.  EXECUTIVE  COMPENSATION

     Information with respect to executive compensation is incorporated herein by reference to the Company's proxy statement to be filed for its 1999 Annual Meeting of Stockholders.


Item  12.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND MANAGEMENT

     Information with respect to security ownership of certain beneficial owners and management is incorporated herein by reference to the Company's proxy statement to be filed for its 1999 Annual Meeting of Stockholders.


Item  13.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

     Information with respect to certain relationships and related transactions is incorporated by reference to the Company's proxy statement to be filed for its 1999 Annual Meeting of Stockholders.


                                     PART IV

Item  14.  EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES  AND  REPORTS  ON
      FORM  8-K

     (a)     Documents  filed  as  part  of  this  report:

          1.     Financial  Statements

               The following consolidated financial statements of the Company and its subsidiaries and the Report of the Independent Accountants included in the 1998 Annual Report to Shareholders on pages 18 through 35 are incorporated by reference in Part II, Item 8.

               Report  of  Independent  Accountants
               Consolidated Balance Sheets - December 31, 1998 and December 31, 1997
               Consolidated Statements of Income for the three years ended December 31, 1998
               Consolidated Statements of Changes in Shareholders' Equity for the three years ended  December  31,  1998
               Consolidated Statements of Cash Flows for the three years ended December 31, 1998
               Notes to Consolidated Financial Statements (including unaudited quarterly financial information)

          2.     Financial  Statement  Schedules

               The following financial statement schedules of the Company and its subsidiaries and the report of independent auditors thereon are filed as part of this Annual Report on Form 10-K and should be read in conjunction with the consolidated financial statements of the Company and its subsidiaries included in the 1998 Annual Report to Shareholders.

                    Schedule                               Page No.
                    --------                               --------

     Independent Auditors Report                              26
     Schedule II - Valuation and Qualifying Accounts          27

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

                                                GRADALL INDUSTRIES, INC.



March  26,  1999                              By:/s/ Barry  L. Phillips
----------------                                 ----------------------
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

Signature                                     Title                         Date
---------------------------  ----------------------------------------  --------------

/s/ Barry L. Phillips        President (Principal Executive Officer
---------------------------
Barry L. Phillips            and Director)                             March 26, 1999
                                                                       --------------


/s/ Bruce A. Jonker          Vice President, Chief Financial Officer
---------------------------
Bruce A. Jonker              and Treasurer (Principal Financial
                             Officer and Principal Accounting
                             Officer)                                  March 26, 1999
                                                                       --------------


/s/ Sangwoo Ahn              Chairman of the Board and Director
---------------------------
Sangwoo Ahn                                                            March 26, 1999
                                                                       --------------


/s/ Ernest Green             Director
---------------------------
Ernest Green                                                           March 26, 1999
                                                                       --------------


/s/ Perry J. Lewis           Director
---------------------------
Perry J. Lewis                                                         March 26, 1999
                                                                       --------------

/s/ John A. Morgan           Director
---------------------------
John A. Morgan                                                         March 26, 1999
                                                                       --------------


/s/ William C. Ughetta, Jr.  Director
---------------------------
William C. Ughetta, Jr.                                                March 26, 1999
                                                                       --------------


/s/ David S. Williams        Director
---------------------------
David S. Williams                                                      March 26, 1999
                                                                       --------------


/s/ Jack Rutherford          Director
---------------------------
Jack Rutherford                                                        March 26, 1999
                                                                       --------------

                        REPORT OF INDEPENDENT ACCOUNTANTS
                        ---------------------------------


To  the  Board  of  Directors  and  Stockholders  of  Gradall  Industries, Inc.:

     Our report on the consolidated financial statements of Gradall Industries, Inc., has been incorporated by reference in this Annual Report on Form 10-K from page 35 of the 1998 Annual Report to Stockholders of Gradall Industries, Inc. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index on page 23 of this Form 10-K Annual Report.

     In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.




                    /s/ PricewaterhouseCoopers  LLP
                    PricewaterhouseCoopers  LLP




Cleveland,  Ohio
February  23,  1999

                              GRADALL INDUSTRIES, INC. AND SUBSIDIARIES
                           SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                       FOR THE YEARS ENDED  DECEMBER 31, 1998,  1997 AND 1996
                                       (DOLLARS IN THOUSANDS)

                                                          Additions
                                                     ----------------------
                                       Balance at   Charged to    Charged                Balance at
                                        Beginning    Costs and   to Other                  End of
 Description                            of Period    Expenses    Accounts   Deductions     Period
-------------------------------------  -----------  -----------  ---------  -----------  -----------
LIFO inventory reserve:
 Year ended December 31, 1996 . . . .  $     5,161  $       269                          $     5,430
 Year ended December 31, 1997 . . . .        5,430          140                                5,570
 Year ended December 31, 1998 . . . .        5,570          518                                6,088

Allowance for doubtful accounts:

 Year ended December 31, 1996 . . . .           62           17    16  (a)       4  (b)
                                                                                15  (c)           76

 Year ended December 31, 1997 . . . .           76            3     4  (a)      11  (b)
                                                                                16  (c)           56

 Year ended December 31, 1998 . . . .           56           91    42  (a)      96  (b)
                                                                                24  (c)           69

Allowance for inventory obsolescence:
 Year ended December 31, 1996 . . . .          856          751                735  (d)          872
 Year ended December 31, 1997 . . . .          872          347                407  (d)          812
 Year ended December 31, 1998 . . . .          812          154                279  (d)          687

(a)  Late  fees  assessed  and  fully  reserved.
(b)  Doubtful  accounts  written  off.
(c)  Revenue  recognized  from  late  fees  collected.
(d)  Write  off  of  obsolete  inventories.

                                    EXHIBIT INDEX

     Exhibit
       No.                            Description
     -------  ----------------------------------------------------------------------

        3.01  Amended and Restated Certificate of Incorporation of the
              Registrant - incorporated by reference to Exhibit 3.01 to the Company's Registration Statement on Form S-1 (No. 333-06777)

        3.02 Amended and Restated Bylaws of the Registrant - incorporated by reference to Exhibit 3.02 to the Company's Registration Statement on Form S-1 (No. 333-06777)

        4.01 Rights Agreement dated as of May 29, 1998 between the Company and Chase Mellon Shareholder Services, LLC, as Rights Agent - incorporated by reference to Exhibit 1 of the Company's
              Registration Statement on Form 8-A dated June 4, 1998

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

 **    10.04  Amended and Restated Employment Agreement dated
              January 1, 1998 between The Gradall Company and Barry L. Phillips -
              incorporated by reference to Exhibit 10.04 of the Company's
              Annual Report on Form 10-K for the fiscal year ended
              December 31, 1997

 **    10.05  Amended and Restated Employment Agreement dated
              January 1, 1998 between The Gradall Company and David S. Williams -
              incorporated by reference to Exhibit 10.05 of the Company's
              Annual Report on Form 10-K for the fiscal year ended
              December 31, 1997

 **    10.06  Deferred Compensation Agreement dated July 19, 1989 between
              The Gradall Company and Barry L. Phillips - incorporated by reference to Exhibit 10.06 to the Company's Registration Statement
              on Form S-1 (No. 333-06777)

 **    10.07  Amended and Restated Deferred Compensation Agreement dated
              August 30, 1995 between The Gradall Company and David S.
              Williams - incorporated by reference to Exhibit 10.07 to the
              Company's Registration Statement on Form S-1 (No. 333-06777)

 **    10.08  Split-Dollar Life Insurance Agreement dated as of August 30, 1995 between The Gradall Company and Barry L. Phillips - incorpo rated by reference to Exhibit 10.08 to the Company's Registration
              Statement on Form S-1 (No. 333-06777)

 **    10.09  Gradall Industries, Inc. 1995 Stock Option Plan - incorporated by reference to Exhibit 10.09 to the Company's Registration Statement
              on Form S-1 (No. 333-06777)

 **    10.10  Amended and Restated Employment Agreement dated as of
              January 1, 1998 between The Gradall Company and Bruce A.
              Jonker

 **    10.11  Employment Agreement dated as of November 1, 1995 between
              The Gradall Company and Joseph H. Keller, Jr. - incorporated by reference to Exhibit 10.11 to the Company's Registration Statement
              on Form S-1 (No. 333-06777)

 **    10.12  Employment Agreement dated as of November 1, 1995 between
              The Gradall Company and James C. Cahill - incorporated by
              reference to Exhibit 10.12 to the Company's Registration Statement
              on Form S-1 (No. 333-06777)

 **    10.13  The Gradall Company Amended and Restated Supplemental
              Executive Retirement Plan - incorporated by reference to
              Exhibit 10.13 to the Company's Registration Statement on Form
              S-1 (No. 333-06777)

 **    10.14  The Gradall Company Benefit Restoration Plan - incorporated by
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

 **    10.17  Gradall Industries, Inc., 1998 Stock Option Plan incorporated by reference to Exhibit 10.17 of the Company's Annual Report on
              Form 10-K filed for the year ended December 31, 1997

  *    13.01  Annual Report to Shareholders for the year ended December 31, 1997
              (only to the extent expressly incorporated herein by reference)

       21.01  Subsidiaries of the Registrant - incorporated by reference to
              Exhibit 21.01 to the Company's Registration Statement on Form
              S-1 (No. 333-06777)

  *    23.01  Consent of PricewaterhouseCoopers LLP regarding S-8 registrations

  *    27.01  Financial Data Schedule

_______________
*     Filed  herewith
**     Management  contract  or compensatory plan or arrangement identified pursuant
to  Item  14(c)     of  this  Form  10-K.