Form 10-Q
period 1999-03-31
GRADALL INDUSTRIES INC
filed 1999-05-03
CIK 1017136

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark  One)

[  X]     QUARTERLY  REPORT  PURSUANT  TO  SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE  ACT  OF  1934

                For the quarterly period ended     March 31, 1999
                                                   --------------

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

                                 Not applicable
                              --------------------
      (Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes     X     No
        ----------   ----------


                 Number of shares outstanding at March 31, 1999

                    Common Stock, $.001 par value:  9,515,460


                                      GRADALL INDUSTRIES, INC.
                                             FORM 10-Q
                                    QUARTER ENDED MARCH 31, 1999


                                               Index
                                               -----


                                                                           Page
                                                                           ----

PART I    FINANCIAL INFORMATION

  Item 1 --   Condensed Consolidated Financial Statements                    1

  Item 2 --   Management's Discussion and Analysis of Results
              of Operations and Financial Condition                          6

  Item 3 --   Quantitative and Qualitative Disclosures About
              Market Risk                                                   11

PART II   OTHER INFORMATION

  Item 6 --   Exhibits and Reports on Form 8-K                              12

  Signatures                                                                12


                        PART I  -  FINANCIAL INFORMATION

ITEM  1.  CONDENSED  CONSOLIDATED  FINANCIAL  STATEMENTS

                    GRADALL INDUSTRIES, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                  (Dollars in Thousands, Except Per Share Data)


                                             Three Months Ended
                                             -------------------
                                   March 31, 1999       March 31, 1998
                                   --------------       --------------
Net sales . . . . . . . . . . . .  $       50,532       $       41,541
Cost of sales . . . . . . . . . .          38,617               31,990
                                   --------------       --------------
Gross profit. . . . . . . . . . .          11,915                9,551

Operating expenses:
Research, development and
  product engineering costs . . .           1,346                1,054
Selling, general and
  administrative expenses . . . .           4,191                3,263
                                   --------------       --------------
Operating income. . . . . . . . .           6,378                5,234

Interest, net . . . . . . . . . .             173                  218
Other, net. . . . . . . . . . . .              34                    5
                                   --------------       --------------
Income before provision for taxes           6,171                5,011

Income tax provision. . . . . . .           2,410                1,957
                                   --------------       --------------
Net income. . . . . . . . . . . .  $        3,761       $        3,054
                                   ==============       ==============

Earnings per common share:

Basic:
Weighted average
   Shares outstanding . . . . . .       9,512,408            8,940,194

Earnings per common share:. . . .  $         0.40       $         0.34

Diluted:
Weighted average
   Shares outstanding . . . . . .       9,605,028            9,023,295

Earnings per common share:. . . .  $         0.39       $         0.34

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                     1


                           GRADALL INDUSTRIES, INC. AND SUBSIDIARIES
                             CONDENSED CONSOLIDATED BALANCE SHEETS
                                    (Dollars in Thousands)


                                            UNAUDITED           AUDITED
                                         --------------     -----------------
                                         MARCH 31, 1999     DECEMBER 31, 1998
                                         --------------     -----------------
                      ASSETS
                    ----------
Current assets:
  Cash. . . . . . . . . . . . . . . . . $           730     $          2,457
  Accounts receivable - trade, net of
     allowance for Doubtful accounts. .          34,237               26,983
  Inventories . . . . . . . . . . . . .          36,857               32,872
  Prepaid expenses and deferred charges           1,834                2,510
  Deferred income taxes . . . . . . . .             985                  985
                                        ---------------     -----------------
    Total current assets . .  . . . . .          74,643               65,807

Deferred income taxes  . . . . .. . . .           6,060                5,985
Property, plant and equipment, net. . .          25,925               25,838
Other assets. . . . . . . . . . . . . .           1,205                1,357
                                        ---------------     -----------------
    Total assets . . . . . . . .  . . . $       107,833     $         98,987
                                        ===============     =================

LIABILITIES & STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
  Current portion long term debt. . . . $        11,034     $          7,226
  Accounts payable - trade. . . . . . .          17,569               16,288
  Accrued other expenses. . . . . . . .          14,303               14,451
                                        ---------------     -----------------
     Total current liabilities  . . . .          42,906               37,965
                                        ---------------     -----------------

Long term obligations:
  Long-term debt, net of current portion            332                  405
  Accrued post-retirement benefit cost.          16,748               16,554
  Other long term liabilities . . . . .           1,688                1,688
                                        ---------------     -----------------
    Total long term obligations . . . .          18,768               18,647
                                        ---------------     -----------------
    Total liabilities . . . . . . . . .          61,674               56,612
                                        ---------------     -----------------

Stockholders' equity:
  Common stock, $.001 par value;
    18,000,000 shares.authorized;
    9,515,460 and 9,508,231 issued
    and outstanding on March 31, 1999
    and December 31, 1998, respectively              10                   10
  Additional paid-in capital. . . . . .          45,828               45,805
  Retained earnings (accumulated deficit)         1,028               (2,733)
  Accumulated other comprehensive loss.            (707)                (707)
                                         ---------------     ----------------
    Total stockholders' equity. . . . .          46,159               42,375
                                         ---------------     ----------------
    Total liabilities and stockholders'
      Equity. . . . . . . . . . . . . . $       107,833     $         98,987
                                        ===============     =================

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                     2


                    GRADALL INDUSTRIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (Dollars in Thousands)

                                                     Three Months Ended
                                                     ------------------
                                               March 31, 1999  March 31, 1998
                                               --------------  --------------
Operating Activities:
  Net income. . . . . . . . . . . . . . . . . .  $      3,761   $      3,054
  Adjustments to reconcile net income to
    net cash (used in) provided by operating
    activities:
    Post-retirement benefit transition
      obligation. . . . . . . . . . . . . . . .           194            350
    Depreciation and amortization . . . . . . .         1,000            575
    Deferred income taxes . . . . . . . . . . .           (75)          (137)
    Gain on sale of property, plant & equipment             -            (26)
    Increase in accounts receivable . . . . . .        (7,254)        (1,000)
    Increase in inventories . . . . . . . . . .        (3,985)          (270)
    Decrease in prepaid expenses. . . . . . . .           676          1,161
    Increase (decrease) in accounts payable and
      accrued expenses. . . . . . . . . . . . .         1,133         (3,482)
                                               --------------  --------------

      Net cash (used in) provided by operating
        Activities. . . . . . . . . . . . . . .        (4,550)           225
                                               --------------  --------------

Investing Activities:
    Proceeds from sale of property, plant &
      Equipment . . . . . . . . . . . . . . . .             -             66
    Purchase of property, plant and equipment .          (935)          (985)
                                               --------------  --------------
    Net cash used in investing activities . . .          (935)          (919)
                                               --------------  --------------

Financing Activities:
    Issuance of 7,229 shares common stock . . .            23              -
    Net borrowing under lines of credit . . . .         3,839          1,261
    Repayments on capital leases. . . . . . . .          (104)           (68)
                                               --------------  --------------
      Net cash provided by financing activities         3,758          1,193
                                               --------------  --------------
      Net (decrease) increase in cash . . . . .        (1,727)           499
                                               --------------  --------------
Cash at beginning of year . . . . . . . . . . .         2,457          1,605
                                               --------------  --------------
Cash at end of period . . . . . . . . . . . . .  $        730   $      2,104
                                               ==============  ==============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                     3

                    GRADALL INDUSTRIES, INC. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1.     BASIS  OF  PRESENTATION:

The unaudited interim financial information as of March 31, 1999 and for the three months ended March 31, 1999 and 1998 has been prepared on the same basis as the audited financial statements. In the opinion of management such unaudited information includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the interim information. Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 1999.

These financial statements and the notes thereto should be read in conjunction with the Company's audited financial statements included in its Annual Report or Form 10-K for the fiscal year ended December 31, 1998.

2.     OTHER  COMPREHENSIVE  INCOME:

     The  Company  has  no  significant  items  of  other  comprehensive income.

3.     NEW  ACCOUNTING  STANDARDS:

In March 1998 the Accounting Standards Executive Committee issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," which is effective for financial years beginning after December 15, 1998. The Company adopted the provisions of this SOP beginning January 1, 1999, which had no significant effect on the Company's consolidated financial statements.

4.     INVENTORIES:

Inventories  were  comprised  of:

                     Mar. 31, 1999    Dec. 31, 1998
                    ---------------  ---------------
 Raw materials . .  $        1,292   $        1,401
 Work in process .          24,475           24,501
 Finished goods. .          17,178           13,058
                    ---------------  ---------------
                            42,945           38,960
 LIFO reserve. . .          (6,088)          (6,088)
 Total inventories  $       36,857   $       32,872
                    ===============  ===============

                                     4

GRADALL  INDUSTRIES,  INC.  AND  SUBSIDIARIES
NOTES  TO  CONDENSED  CONSOLIDATED  FINANCIAL  STATEMENTS  (UNAUDITED)
(CONTINUED)

5.     EARNINGS  PER  COMMON  SHARE:

     The  computation  of  the  earnings  per  common  share  are  as  follows:



                                   March 31, 1999  March 31, 1998
                                   --------------  --------------
Common shares:
Weighted average common shares
  outstanding - Basic . . . . . .       9,512,408       8,940,194
Additional common shares issuable
  for stock options . . . . . . .          92,620          83,101
                                   --------------  --------------
Common shares - Diluted . . . . .       9,605,028       9,023,295
                                   ==============  ==============


6.     FINANCING:

 In January 1999 the Company's Loan and Security Agreement with Heller Financial, Inc. was paid in full and terminated. A new revolving line of credit for $17 million was established with KeyBank National Association (the "Lender") with an unsecured demand promissory note. At March 31, 1999, borrowing under the new revolving credit facility totaled $10.8 million, and $4.2 million was available under the facility. On April 21, 1999 the revolving line of credit with KeyBank was increased to $22 million,. The note bears interest at either LIBOR plus .80% or prime minus 1.40%. The note renews annually and terminates at the earlier of the Lender's demand or the Company's decision to terminate by written or oral communication to the Lender.

7.     CONTINGENCIES:

The Company is involved in certain claims and litigation related to its operations. Based upon the facts known at this time, management is of the opinion that the ultimate outcome of all such claims and litigation will not have a material adverse effect on the financial condition, results of operations or cash flows of the Company.

8.     NEW  COMPANY:

On October 13, 1998, a new company, The Gradall Orrville Company, was formed as a wholly owned subsidiary of Gradall Industries, Inc., to purchase a new production plant at Orrville, Ohio. The new facility, formerly the Volvo Truck Assembly plant, contains 330,000 square feet and will provide additional production space for the material handler product.

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

Excavator contractor sales activity increased in the latter part of the first quarter of 1999 as contractors continued to experience a supportive economy and as a result of the passage of the Transportation Equity Act (TEA-21). This federal highway bill guarantees a minimum of $175 billion in spending for the highway program for fiscal years 1998-2003 and represents a 40% increase over the 1991 federal highway bill. Municipal bidding and demonstration activity also increased in the first quarter as a significant number of states prepare to receive new annual budget funds. Future Gradall excavator revenues will benefit from TEA-21 as more federal and state construction contracts are awarded.
Commencement of XL2300 shipments in the second quarter of 1999 and future shipments of the XL3200 introduced at the Las Vegas March 1999 ConAg-ConExpo will also contribute to the 1999 excavator revenues.

Strength in the Company's material handler sales for the first quarter of 1999 was the direct result of stronger than expected activity in the industrial sector and in residential and non-residential construction. Rental fleets continued to grow in size and continue near full utilization while rental rates remained constant. Favorable interest rates, low inflation and high employment levels along with continued growth and consolidation of national rental companies contributed to significant year over year first quarter growth in material handler revenue.

Service parts sales remained high throughout the first quarter of 1999 as construction activity, supported by favorable weather conditions in many geographic regions, continued strong. Service parts sales are expected to benefit in the future from the product support reorganization which will provide increased distributor product knowledge training and customer service, and from the March 1999 introduction to the distribution network of the new Gradall Plus CD-ROM system for improved dealer product inquiry information.

The significant sales growth of material handlers in recent years has created a need to increase production capacity. The board of directors has approved a capacity expansion program which will require a $30 to $50 million investment over the next three to five years. An important step in this plan was the purchase of an additional 330,000 sq. ft. facility in October 1998. Formerly the Volvo Truck Assembly plant, the facility is located in Orrville, Ohio, and will be used to produce material handler products. Start-up of this plant began in March 1999.


RESULTS  OF  OPERATIONS

THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31, 1998.

Net  Sales.  Net  sales  for  the  three months ended March 31, 1999, were $50.5
----------
million, an increase of $9.0 million or 21.6% compared to $41.5 million for the three months ended March 31, 1998. The increase in net sales included a significant increase in material handler unit volume and a small increase in excavator units. High rental utilization and retail sales along with growth in the rental fleets have driven the high material handler demand. Service parts shipments were up slightly compared to the prior year quarter.

Gross Profit.  Gross profit for the three months ended March 31, 1999, was $11.9
------------
million, an increase of $2.4 million or 24.8%, compared to $9.6 million for the three months ended March 31, 1998. Gross profit as a percentage of net sales increased to 23.6% for the three months ended March 31, 1999, from 23.0% for the three months ended March 31, 1998, attributable to lower production costs from raw material procurement.

Research,  Development and Product Engineering Costs.  Research, development and
----------------------------------------------------
product engineering costs for the three months ended March 31, 1999, was $1.3 million, an increase of $0.3 million or 27.7% compared to $1.1 million for the three months ended March 31, 1998. Spending in the research and development function was higher in the first quarter 1999 than the same quarter in the prior year from additional design costs associated with the military project.

Selling,  General  and  Administrative  Expenses.  Selling,  general  and
------------------------------------------------
administrative expense for the three months ended March 31, 1999 was $4.2 million, an increase of $0.9 million or 28.4 % compared to $3.3 million for the three months ended March 31, 1998. The increase is attributable to the March Las Vegas ConExpo trade show and the addition of field marketing personnel.

Interest,  Net.  Interest  income  for the three months ended March 31, 1999 was
--------------
$0.2 million, unchanged from $0.2 million for the three months ended March 31, 1998. In actual dollars there was a slight decrease in interest expense from lower borrowing rates with the new bank facility set up in January 1999.

Income  Tax  Provision.  Income tax expense for the three months ended March 31,
----------------------
1999 was $2.4 million, an increase of $0.5 million or 23.1% compared to $2.0 million for the three months ended March 31, 1998 and represents an effective tax rate for both periods of 39.1%.

Net  Income.  Net  income  for  the  three  months ended March 31, 1999 was $3.8
-----------
million, an increase of $0.7 million or 23.1%, compared to $3.1 million for the three months ended March 31, 1998. This increase was primarily attributable to the increased sales volume of the material handler product line.

Earnings Per Common Share.  Basic earnings per common share for the three months
-------------------------
ended March 31, 1999 were $0.40, an increase of $0.06 or 17.6% per basic share from the three months ended March 31, 1998. Diluted earnings per common share for the three months ended March 31, 1999 were $0.39, an increase of $0.05 or 14.7% per diluted share from the three months ended March 31, 1998.

LIQUIDITY  AND  CAPITAL  RESOURCES

The Company used net cash from operating activities of $4.5 million during the first three months of 1999. Use of net cash from operating activities resulted from the sum of $3.8 million of net income, $1.0 million of depreciation and amortization and $0.1 million from post-retirement benefit transition obligation, net of deferred taxes, reduced by $9.4 million of net cash used by changes in operating assets and liabilities, primarily an increase in accounts receivable and inventory.

For the first three months of 1999 the Company's purchases of new equipment and permanent tooling was $0.9 million. Management plans to invest approximately $10.5 million in plant and equipment in 1999. On October 13, 1998 the Company purchased a 330,000 sq. ft. facility in Orrville, Ohio to serve as additional space for production. This acquisition is part of a board-approved five year plan to invest $30 to $50 million to raise capacity and improve production efficiencies.

For the first three months of 1999 net cash provided by financing activities was $3.7 million, needed to fund the increases in accounts receivable and inventory. Borrowing under the Company's line of credit was $3.8 million reduced by $0.1 million of capital lease payments.

A substantial amount of the Company's working capital consists of accounts receivable and inventories. The Company periodically reviews accounts receivable for noncollectibility and inventories for obsolescence and establishes allowances it believes are appropriate.

In January 1999 the Company's Loan and Security Agreement with Heller Financial, Inc. was paid in full and terminated. A new revolving line of credit for $17 million was established with KeyBank National Association (the "Lender") with an unsecured demand promissory note. At March 31, 1999, borrowing under the new revolving credit facility totaled $10.8 million, and $4.2 million was available under the facility. On April 21, 1999 the revolving line of credit with KeyBank was increased to $22 million,. The note bears interest at either LIBOR plus
 .80% or prime minus 1.40%. The note renews annually and terminates at the earlier of the Lender's demand or the Company's decision to terminate by written or oral communication to the Lender.

The Company believes that cash flows from operations, excess cash and funds available under its revolving credit facility are adequate to fund its working capital and capital expenditure requirements for the foreseeable future.

IMPACT  OF  THE  "YEAR  2000  ISSUE"

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

The Company believes that it has identified substantially all of the major computers, software applications and related equipment used in connection with its internal operations that must be modified, upgraded or replaced to minimize the possibility of a material disruption to its business. The Company has commenced the process of modifying, upgrading and replacing major systems that have been identified as adversely affected and expects to complete this process by the end of September 1999. In addition to computers, photocopiers, telephone switches, security systems and other common devices may be affected by the year 2000 problem.

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

The Company's research and supplier response indicate that all of the Company's products manufactured to date and all future designs are year 2000 compliant.

External and internal costs specifically associated with modifying internal use software for year 2000 compliance are expensed as incurred. To date the Company has spent an estimated $0.3 million on this project. Cost to be incurred in 1999 to fix year 2000 problems are estimated at approximately $0.5 million. Such costs do not include normal system upgrades and replacements. The Company does not expect the costs relating to year 2000 remediation to have a material adverse effect on its results of operations, cash flows or financial condition.

As part of Gradall's contingency planning, the Company is developing business continuity plans for those areas that are critical to Gradall's business. These business continuity plans will be designed to mitigate serious disruptions to the business flow beyond the end of 1999. Significant progress has been made in developing contingency plans with the expectation that the Company will have plans in place by the end of the second quarter of 1999.

The failure to correct a material year 2000 problem could result in an interruption in or a failure of certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the year 2000 readiness of critical suppliers and customers, the Company is unable to determine at this time whether the consequences of year 2000 failures will have a material impact on the Company's results of operations, liquidity or financial condition. The year 2000 project is expected to significantly reduce the Company's level of uncertainty about the year 2000 problem and in particular about the year 2000 compliance and readiness of its critical suppliers and customers. The Company believes that, with the implementation of new business systems and completion of the project scheduled, the possibility of significant interruptions of normal operations should be reduced.

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

NEW  ACCOUNTING  STANDARDS

In March 1998 the Accounting Standards Executive Committee issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," which is effective for financial years beginning after December 15, 1998. The Company adopted the provisions of this SOP beginning January 1, 1999, which had no significant effect on the Company's consolidated financial statements.

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK The Company does not have any market risk sensitive instruments at March 31, 1999.

                          PART II  -  OTHER INFORMATION


ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K

a)     Exhibits:  None
b)     Reports  on  Form  8-K  filed  for the three months ended March 31, 1999:
None



                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


     Gradall  Industries,  Inc.


Date:   April  30,  1999     By:     /s/  Barry  L.  Phillips
                                     ------------------------
          Barry  L.  Phillips
          President  and  Chief  Executive  Officer


Date:   April  30,  1999     By:     /s/  Bruce  A.  Jonker
                                     ----------------------
          Bruce  A.  Jonker
          Chief  Financial  Officer